Form 10QSB
period 1992-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-01-31
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1992

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from N/A to N/A

                          Commission File No. 33-29340

                     UNIVERSAL SERVICES & ACQUISITIONS, INC.
             (Exact name of registrant as specified in its charter)

        Colorado, USA                              84-1100774
  (State of Incorporation)              (IRS Employer Identification No.)

           21800 Oxnard Street, #440, Woodland Hills, California 91367
                    (Address of principal executive offices)

                  Registrant's Telephone Number, (818) 598-6780

                       2643 17th Street, Denver, CO 80211
                       ----------------------------------
   (Former name, former address and fiscal year, if changed since last report)

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_| Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                             Outstanding at June 30, 1992
Common Stock, $.001                             2,232,500 shares
      par value                                 ----------------
                                             Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

UNIVERSAL SERVICES & ACQUISITIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 1993 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

Universal Services & Acquisitions, Inc. (the "Company") was incorporated under the laws of the State of Colorado in June 27, 1988 for the purpose of completing a public offering to raise funds to acquire or merge with an operating business. Since inception, the Company's primary efforts have been directed to organizational efforts, obtaining initial financing and the identification and evaluation of merger/acquisition candidates.

There were no material changes in financial condition in the current quarter. The Company's working capital was sufficient to meet the obligations of identifying and evaluating prospective merger candidates.

Results of Operations

There were no material changes in the results of operations as compared with the corresponding period of the previous year.

The Company had no operating revenues, however, it earned interest on its cash accounts. The Company incurred expenses relating to its annual report to shareholders during the current quarter.

The Company realized a net loss of ($911) from operations for the three month period ended June 30, 1992 compared to a loss of ($1,227) for the three month period ended June 30, 1991. For the three month period ended June 30, 1992, the Company had revenues of $409, composed of interest income. The Company had revenue of $734 for the three month period ended June 30, 1991. The net loss per share for the three month periods ended June 30, 1992 and 1991 was nil.

The Company had development costs of $1,320 for the three month period ended June 30, 1992 compared to costs and expenses of $1,961 for the three month period ended June 30, 1991.

The Company's assets at June 30, 1992 were $58,379 compared to assets of approximately $63,000 at June 30, 1991. The difference is due to the Company's development costs. The Company's liabilities at June 30, 1992 were approximately $500 compared to liabilities of approximately $1,500 at June 30, 1991. The difference is attributable to the payment of accounts receivables.

Total shareholder equity decreased from $62,838 at June 30, 1991 to $57,881 at June 30, 1992.

Liquidity and Capital Resources

As of June 30, 1992, the Company had working capital of approximately $58,000 consisting of $58,379 in current assets and $498 in current liabilities. The Company had working capital of approximately $60,000 at June 30, 1991 consisting of $62,838 in current assets and $1,464 in current liabilities. The Company had adequate working capital for its current operations. Since then, however, the Company has spent or invested its working capital and has no working capital at the present time.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 1992. Further, inflation is not expected to have any significant effect on future operations of the Company.

PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are Inapplicable.

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed for the relevant period.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 29, 2001                   /s/Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1992

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ...............................     1

FINANCIAL STATEMENTS

       Balance Sheet .................................................     2

       Statements of Operations ......................................     3

       Statement of Changes in Stockholders' Equity ..................     4

       Statements of Cash Flows ......................................     5

       Notes to Financial Statements .................................   6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 1992, and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 1992, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1992
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                           $ 58,379
                                                                       ========

TOTAL ASSETS                                                           $ 58,379
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                    $    498
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $    498

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.001 per share
      Authorized - 40,000,000 shares
      Issued and outstanding - 0 - shares                              $      0
   Common stock, par value $0.001 per share
      Authorized 100,000,000 shares
      Issued and outstanding - 2,232,500 shares                           2,233
   Paid in capital in excess of par value                                68,373
   Deficit accumulated during the development
      stage                                                             (12,725)
                                                                       --------

        TOTAL STOCKHOLDERS' EQUITY                                       57,881
                                                                       --------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY                                                       $ 58,379
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1992
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1992
                                   (UNAUDITED)

                                                   Three           June 27, 1988
                                                   Months            (Date of
                                                   Ended           Inception) to
                                                June 30, 1992      June 30, 1992
                                                -------------      -------------

REVENUE - INTEREST INCOME                        $       409         $    409

DEVELOPMENT COST                                       1,320           13,134
                                                 -----------         --------

NET (LOSS)                                       $      (911)        $(12,725)
                                                 ===========         ========

NET (LOSS) PER COMMON SHARE                      $      (.00)
                                                 ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

        Basic and diluted                          2,232,500
                                                 ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1992
                                   (UNAUDITED)

                                                                                  Paid in       Deficit
                                                                                 Capital in   Accumulated
                                                                                 Excess of    During the
                                 Preferred Stock             Common Stock        Par Value    Development
                               Shares       Amount        Shares      Amount      of Stock       Stage
                             ----------   ----------    ---------   ----------   ----------   -----------
AT DATE OF INCEPTION                  0   $        0            0   $        0   $        0   $         0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988               0            0    1,500,000        1,500       20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                     0            0            0            0            0           538
                             ----------   ----------    ---------   ----------   ----------   -----------

BALANCE, MARCH 31, 1989               0            0    1,500,000        1,500       20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990               0            0            0            0            0        (2,128)
                             ----------   ----------    ---------   ----------   ----------   -----------

BALANCE, MARCH 31, 1990               0            0    1,500,000        1,500       20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646            0            0      732,500          733       47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991               0            0            0            0            0        (6,415)
                             ----------   ----------    ---------   ----------   ----------   -----------

BALANCE, MARCH 31, 1991               0            0    2,232,500        2,233       68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992               0            0            0            0            0        (3,809)
                             ----------   ----------    ---------   ----------   ----------   -----------

BALANCE, MARCH 31, 1992               0            0    2,232,500        2,233       68,373       (11,814)

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   JUNE 30, 1992                      0            0            0            0            0          (911)
                             ----------   ----------    ---------   ----------   ----------   -----------

BALANCE, JUNE 30, 1992                    $        0    2,232,500   $    2,233   $   68,373   $   (12,725)
                             ==========   ==========    =========   ==========   ==========   ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1992
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1992
                                   (UNAUDITED)

                                                              Three          June 27, 1988
                                                              Months           (Date of
                                                              Ended          Inception) to
                                                          June 30, 1992      June 30, 1992
                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                           $   (911)          $(12,725)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Amortization                                        569                569
       Changes in operating assets and liabilities
          Deferred income tax                                      0                (69)
          Accounts payable                                       101                498
                                                            --------           --------

                  NET CASH (USED) BY OPERATING
                     ACTIVITIES                                 (241)           (11,727)
                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                      0             95,250
       Offering costs incurred                                     0            (24,644)
       Acquisition of organization costs                           0               (500)
                                                            --------           --------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                          0             70,106
                                                            --------           --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         (241)            58,379

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        58,620                  0
                                                            --------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $ 58,379           $ 58,379
                                                            ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                        $      0           $      0
                                                            ========           ========

       Taxes paid                                           $      0           $    132
                                                            ========           ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1992
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Nature of Business

      The company was incorporated under the laws of the state of Colorado on June 27, 1988 for the purpose of acquiring subsidiary companies.

      Cash and Cash Equivalents

      For the purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      Accounting Estimates

      Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Net (Loss) Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1992
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1992 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of June 30, 1992, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $1,320 of development costs for the three months ended June 30, 1992 and $13,134 for the period from June 27, 1988 (date of development stage) to June 30, 1992.

NOTE 3 INCOME TAXES

(Loss) before income taxes                                                $(911)

The provision for income taxes is estimated as follows:
       Currently payable                                                  $   0
                                                                          -----
       Deferred                                                           $   0
                                                                          -----

A reconciliation of the provision for income taxes compared
  with the amounts at the U.S. Federal Statutory rates is
  as follows:
       Tax at U.S. Federal Statutory income tax rates                     $   0
                                                                          -----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1992
                                   (UNAUDITED)

NOTE 3 INCOME TAXES (CONTINUED)

Deferred income tax assets and liabilities reflect the
  impact of temporary differences between amounts of assets
  and liabilities for financial reporting purposes and the
  basis of such assets and liabilities as measured by tax
  laws.
        The net deferred tax assets is:                                   $   0
                                                                          -----
        The net deferred tax liability is                                 $   0
                                                                          -----

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                            Deferred Tax
                                                       -------------------------
                                                       Assets        Liabilities
                                                       ------        -----------

Net operating loss                                     $1,910          $    0

Valuation allowance                                     1,910               0
                                                       ------          ------

Total deferred taxes                                   $    0          $    0
                                                       ======          ======

      A reconciliation of the valuation allowance is as follows:

Balance, April 1, 1992                                                    $1,772

Addition for the three months ended June 30, 1992                            138
                                                                          ------

Balance, June 30, 1992                                                    $1,910
                                                                          ======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at June 30, 1992

 Year Ended                             Amount                   Expiration Date
--------------                         -------                   ---------------

March 31, 1990                         $ 1,590                    March 31, 2005
March 31, 1991                           6,415                    March 31, 2006
March 31, 1992                           3,809                    March 31, 2007
                                       -------

                                       $11,814
                                       =======

      Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1992
                                   (UNAUDITED)

NOTE 5 STOCK WARRANTS

      The company has outstanding A warrants and B warrants in the amounts of 10,465,000 and 3,732,500, respectively. The A warrants entitle holders to purchase one share of the company's $.001 par value common stock for $.25 per share and expire on December 31, 1999. The B warrants entitle holders to purchase one share of the company's $.001 par value common stock for $.40 per share and expire on December 31, 2000.

NOTE 6 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

NOTE 7 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 1992 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.