Form 10QSB
period 1992-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-01-31
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1992

                                       or

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

        Class                        Outstanding at September 30, 1992
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company=s historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company=s annual report on Form 10-K for the year ended March 31, 1993 and in the Company=s other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

There were no material changes in financial condition in the current quarter. The Company's working capital is not sufficient to meet the obligations of identifying and evaluating prospective merger candidates.

Results of Operations

There were no material changes in the results of operations as compared with the corresponding period of the previous year.

The Company had no operating revenues, however, it earned interest on its cash accounts.

The Company realized a net loss of ($1,091) from operations for the three month period ended September 30, 1992 compared to a loss of ($2,295) for the three month period ended September 30, 1991. For the three month period ended September 30, 1992, the Company had revenues of $82, composed of interest income. The Company had revenue of $782 for the three month period ended September 30, 1991. The net loss per share for the three month periods ended September 30, 1992 and 1991 was nil.

The Company realized a net loss of ($2,002) from operations for the six month period ended September 30, 1992 compared to a loss of ($3,522) for the six month period ended September 30, 1991. For the six month period ended September 30, 1992, the Company had revenues of $491, composed of interest income. The Company had revenues of $1,516 for the six month period ended September 30, 1991. The net loss per share for the six month periods ended September 30, 1992 and 1991 was ($.001) and nil, respectively.

The Company had development costs of $1,173 for the three month period ended September 30, 1992 compared to costs and expenses of $3,077 for the three month period ended September 30, 1991.

The Company=s assets at September 30, 1992 were $57,472 compared to assets of approximately $59,000 at September 30, 1991. The difference is due to the Company=s development costs. The Company=s liabilities at September 30, 1992 were approximately $500 compared to liabilities of approximately $70 at September 30, 1991. The difference is attributable to the payment of accounts receivables. Total shareholder equity decreased from $59,079 at September 30, 1991 to $57,881 at September 30, 1992.

Liquidity and Capital Resources

As of September 30, 1992, the Company had working capital of approximately $58,000 consisting of $58,379 in current assets and $498 in current liabilities. The Company had working capital of approximately $58,500 at September 30, 1991 consisting of $58,597 in current assets and $67 in current liabilities. The Company had adequate working capital for its operations at that time. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 1992. Further, inflation is not expected to have any significant effect on future operations of the Company.

PART II OTHER INFORMATION

Items 1, 2, 3, and 4 are Inapplicable.

Item 5. Other Information.

On August 17, 1995, the Company lent $50,000 American Health Care International Corp. The Note was for a term of one year at eight percent interest. The Note was not paid when due and the Company's efforts to collect it have not been successful. The Company subsequently wrote off the Note.

Item 6. Exhibits and Reports on Form 8-K

      No reports on Form 8-K were filed for the relevant period.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 30, 2001                    /s/ Mehrdad Alborz
                                         ---------------------------------------
                                         Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1992

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT...............................        1

FINANCIAL STATEMENTS

       Balance Sheet.................................................        2

       Statements of Operations......................................        3

       Statement of Changes in Stockholders' Equity..................        4

       Statements of Cash Flows......................................        5

       Notes to Financial Statements.................................      6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 1992, and the related statements of operations, changes in stockholders' equity and cash flows for the three and six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 1992, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1992
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $ 57,472
                                                                       --------

            TOTAL ASSETS                                               $ 57,472
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $    682
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $    682

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                          $      0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value                            68,373
       Deficit accumulated during the development
          stage                                                         (13,816)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   56,790
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 57,472
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1992
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1992
                                   (UNAUDITED)

                                       Three                Six              June 27, 1988
                                       Months              Months               (Date of
                                       Ended               Ended             Inception) to
                                September 30, 1992   September 30, 1992    September 30, 1992
                                ------------------   ------------------    ------------------
REVENUE - INTEREST INCOME          $        82           $       491           $       491

DEVELOPMENT COST                         1,173                 2,493                14,307
                                   -----------           -----------           -----------

NET (LOSS)                         $    (1,091)          $    (2,002)          $   (13,816)
                                   ===========           ===========           ===========

NET (LOSS) PER COMMON
   SHARE                           $     (.000)          $     (.001)
                                   ===========           ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

       Basic and diluted             2,232,500             2,232,500
                                   ===========           ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1992
                                   (UNAUDITED)

                                                                                             Paid in        Deficit
                                                                                           Capital in     Accumulated
                                     Preferred Stock               Common Stock            Excess of       During the
                               -------------------------     -------------------------     Par Value      Development
                                 Shares         Amount         Shares         Amount        of Stock         Stage
                               ----------     ----------     ----------     ----------     ----------     ----------
AT DATE OF INCEPTION                    0     $        0              0     $        0     $        0     $        0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                 0              0      1,500,000          1,500         20,500              0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                       0              0              0              0              0            538
                               ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1989                 0              0      1,500,000          1,500         20,500            538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                 0              0              0              0              0         (2,128)
                               ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1990                 0              0      1,500,000          1,500         20,500         (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646              0              0        732,500            733         47,873              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                 0              0              0              0              0         (6,415)
                               ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1991                 0              0      2,232,500          2,233         68,373         (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                 0              0              0              0              0         (3,809)
                               ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1992                 0              0      2,232,500          2,233         68,373        (11,814)

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1992                   0              0              0              0              0         (2,002)
                               ----------     ----------     ----------     ----------     ----------     ----------

BALANCE,
   SEPTEMBER 30, 1992                         $        0      2,232,500     $    2,233     $   68,373     $  (13,816)
                               ==========     ==========     ==========     ==========     ==========     ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1992
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1992
                                   (UNAUDITED)

                                                                  Six           June 27, 1988
                                                                 Months           (Date of
                                                                 Ended          Inception) to
                                                          September 30, 1992  September 30, 1992
                                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                              $ (2,002)           $(13,816)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Amortization                                           569                 569
       Changes in operating assets and liabilities
          Deferred income tax                                         0                 (69)
          Accounts payable                                          285                 682
                                                               --------            --------

               NET CASH (USED) BY OPERATING
                  ACTIVITIES                                     (1,148)            (12,634)
                                                               --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                         0              95,250
       Offering costs incurred                                        0             (24,644)
       Acquisition of organization costs                              0                (500)
                                                               --------            --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                0              70,106
                                                               --------            --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                          (1,148)             57,472

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           58,620                   0
                                                               --------            --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                               $ 57,472            $ 57,472
                                                               ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                           $      0            $      0
                                                               ========            ========

       Taxes paid                                              $      0            $    132
                                                               ========            ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1992
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1992
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1992 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of September 30, 1992, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,493 of development costs for the six months ended September 30, 1992 and $14,307 for the period from June 27, 1988 (date of development stage) to September 30, 1992.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                                       $(2,002)
                                                                             -------

            The provision for income taxes is estimated as follows:
                   Currently payable                                         $     0
                                                                             -------
                   Deferred                                                  $     0
                                                                             -------

            A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal Statutory rates is as follows:
                   Tax at U.S. Federal Statutory income tax rates            $     0
                                                                             -------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1992
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)

            Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
              liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.
                   The net deferred tax assets is:                            $     0
                                                                              -------
                   The net deferred tax liability is                          $     0
                                                                              -------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                                 Deferred Tax
                                                                           ----------------------
                                                                            Assets    Liabilities
                                                                           --------   -----------
                  Net operating loss                                       $  2,072     $      0

                  Valuation allowance                                         2,072            0
                                                                           --------     --------

                  Total deferred taxes                                     $      0     $      0
                                                                           ========     ========

            A reconciliation of the valuation allowance is as follows:

                  Balance, April 1, 1992                                                $  1,772

                  Addition for the six months ended September 30, 1992                       300
                                                                                        --------

                  Balance, September 30, 1992                                           $  2,072
                                                                                        ========

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at September 30,
            1992

                    Year Ended             Amount              Expiration Date
                    ----------             ------              ---------------

                  March 31, 1990         $    1,590            March 31, 2005
                  March 31, 1991              6,415            March 31, 2006
                  March 31, 1992              3,809            March 31, 2007
                                         ----------

                                         $   11,814
                                         ==========

            Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1992
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of September 30, 1992 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.