Form 10QSB
period 1992-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-01-31
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1992

                                       or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |_|Yes |X| No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_| Yes |_| No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at December 31, 1992
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 1992 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

The Company realized a net loss of ($2,259) from operations for the three month period ended December 30, 1992. For the three month period ended December 31, 1992, the Company had revenues of $451, composed of interest income. The net loss per share for the three month periods ended December 31, 1992 and 1991 was nil.

The Company realized a net loss of ($4,261) from operations for the nine month period ended December 31, 1992. For the nine month period ended December 31, 1992, the Company had revenues of $942, composed of interest income. The net loss per share for the nine month periods ended December 31, 1992 and 1991 was nil.

The Company had development costs of $2,710 for the three month period ended December 31, 1992.

The Company's assets at December 31, 1992 were $56,393 compared to assets of approximately $58,000 at December 31, 1991. The difference is due to the

Company's development costs. The Company's liabilities at December 31, 1992 were approximately $1,900 compared to liabilities of approximately $700 at December 31, 1991. The difference is attributable to the payment of accounts receivables.

Total shareholder equity decreased from December 31, 1991 to $54,531 at December 31, 1992.

Liquidity and Capital Resources

As of December 31, 1992, the Company had working capital of approximately $54,000 consisting of $56,393 in current assets and $1,862 in current liabilities. The Company had working capital of approximately $57,000 at December 31, 1991 consisting of approximately $58,000 in current assets and approximately $1,000 in current liabilities. The Company had adequate working capital for its operations at that time. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 1992. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 20, 2001               /s/ Mehrdad Alborz
                                    ---------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1992

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................          1

FINANCIAL STATEMENTS

       Balance Sheet..............................................          2

       Statements of Operations...................................          3

       Statement of Changes in Stockholders' Equity...............          4

       Statements of Cash Flows...................................          5

       Notes to Financial Statements..............................        6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 1992, and the related statements of operations, changes in stockholders' equity and cash flows for the three and nine months then ended and for the period from June 27, 1988 (Date of Inception) to December 31, 1992, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               DECEMBER 31, 1992
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                            $ 56,393
                                                            --------

            TOTAL ASSETS                                    $ 56,393
                                                            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                     $  1,862
                                                            --------

              TOTAL CURRENT LIABILITIES                     $  1,862

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares               $      0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares            2,233
       Paid in capital in excess of par value                 68,373

       Deficit accumulated during the development
          stage                                              (16,075)
                                                            --------

            TOTAL STOCKHOLDERS' EQUITY                        54,531
                                                            --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                        $ 56,393
                                                            ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1992
                      AND FOR THE PERIOD FROM JUNE 27, 1988
               (DATE OF INCEPTION) TO DECEMBER 31, 1992
                                  (UNAUDITED)

                                  Three                Nine              June 27, 1988
                                  Months              Months              (Date of
                                  Ended               Ended              Inception) to
                             December 31, 1992    December 31, 1992    December 31, 1992
                             -----------------    -----------------    -----------------
REVENUE - INTEREST INCOME    $             451    $            942     $             942
DEVELOPMENT COST                         2,710               5,203                17,017
                             -----------------    -----------------    -----------------
NET (LOSS)                   $         ( 2,259)   $        ( 4,261)     $       ( 16,075)
                             =================    ================     =================
NET (LOSS) PER COMMON
   SHARE                     $          ( .001)   $         ( .002)
                             =================    ================
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

     Basic and diluted               2,232,500           2,232,500
                             =================    ================

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1992
                                   (UNAUDITED)

                                                                                              Paid in          Deficit
                                                                                              Capital in     Accumulated
                                     Preferred Stock               Common Stock               Excess of      During the
                                     ---------------               ------------               Par Value      Development
                                  Shares         Amount        Shares          Amount         of Stock         Stage
                               -------------  ------------  -------------  --------------   -------------  -------------
AT DATE OF INCEPTION                       0  $          0              0  $            0   $          0   $           0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                    0             0      1,500,000           1,500         20,500               0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                          0             0              0               0              0             538
                               -------------  ------------  -------------  --------------   -------------  -------------

BALANCE, MARCH 31, 1989                    0             0      1,500,000           1,500         20,500             538


NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                    0             0              0               0              0          (2,128)
                               -------------  ------------  -------------  --------------   -------------  -------------

BALANCE, MARCH 31, 1990                    0             0      1,500,000           1,500         20,500          (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646                 0             0        732,500             733         47,873               0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                    0             0              0               0              0          (6,415)
                               -------------  ------------  -------------  --------------   -------------  -------------

BALANCE, MARCH 31, 1991                    0             0      2,232,500           2,233         68,373          (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                    0             0              0               0              0          (3,809)
                               -------------  ------------  -------------  --------------   -------------  -------------

BALANCE, MARCH 31, 1992                    0             0      2,232,500           2,233         68,373         (11,814)

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   DECEMBER 31, 1992                       0             0              0               0              0          (4,261)
                               -------------  ------------  -------------  --------------   -------------  -------------

BALANCE,
   DECEMBER 31, 1992                          $          0      2,232,500       $   2,233   $      68,373  $     (16,075)
                               =============  ============  =============  ==============   =============  =============


       See Accompanying Notes and Independent Accountants' Review Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1992
                      AND FOR THE PERIOD FROM JUNE 27, 1988
              (DATE OF INCEPTION) TO DECEMBER 31, 1992 (UNAUDITED)

                                                             Nine                     June 27, 1988
                                                             Months                     (Date of
                                                             Ended                    Inception) to
                                                       December 31, 1992            December 31, 1992
                                                       -----------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                             $ (4,261)                    $(16,075)
  Adjustments to reconcile net (loss) to
     net cash (used) by operating activities:
        Amortization                                          569                          569
  Changes in operating assets and liabilities
     Deferred income tax                                        0                          (69)
     Accounts payable                                       1,465                        1,862
                                                         --------                    ---------

          NET CASH (USED) BY OPERATING
             ACTIVITIES                                    (2,227)                     (13,713)
                                                         --------                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                        0                       95,250
  Offering costs incurred                                       0                      (24,644)
  Acquisition of organization costs                             0                         (500)
                                                         --------                    ---------

          NET CASH PROVIDED BY
             FINANCING ACTIVITIES                               0                       70,106
                                                         --------                    ---------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                    (2,227)                      56,393

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     58,620                            0
                                                         --------                    ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $ 56,393                    $  56,393
                                                         ========                    =========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                     $      0                    $       0
                                                         ========                    =========

       Taxes paid                                        $      0                    $     132
                                                         ========                    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1992
                                   (UNAUDITED)

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

            Income Taxes

            Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1992
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1992 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of December 31, 1992, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $5,203 of development costs for the nine months ended December 31, 1992 and $17,017 for the period from June 27, 1988 (date of development stage) to December 31, 1992.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                               $ (4,261)
                                                                     ---------

            The provision for income taxes is estimated as follows:
              Currently payable                                      $       0
                                                                     ---------
              Deferred                                               $       0
                                                                     ---------

           A reconciliation of the provision for income taxes
             compared with the amounts at the U.S. Federal
             Statutory rates is as follows:
               Tax at U.S. Federal Statutory income tax rates        $       0
                                                                     ---------

       See Accompanying Notes and Independent Accountants' Review Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1992
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)
            Deferred income tax assets and liabilities reflect
              the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.
                The net deferred tax assets is:
                The net deferred tax liability is:

                                                                 $      0
                                                                 --------
                                                                 $      0
                                                                 --------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                      Deferred Tax
                                                           -----------------------------------
                                                                 Assets          Liabilities
                                                           ----------------    ---------------

                       Net operating loss                    $      2,412        $        0

                       Valuation allowance                   $      2,412        $        0
                                                             ------------        ----------

                       Total deferred taxes                  $          0        $        0
                                                             ============        ==========

            A reconciliation of the valuation allowance is as follows:

                       Balance, April 1, 1992                                  $ 1,772

                       Addition for the nine months ended December 31, 1992        640
                                                                               -------


                       Balance, December 31, 1992                              $ 2,412
                                                                               =======

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at December 31, 1992

             Year Ended               Amount               Expiration Date
          ----------------        ------------------       ---------------

              March 31, 1990      $           1,590         March 31, 2005
              March 31, 1991                  6,415         March 31, 2006
              March 31, 1992                  3,809         March 31, 2007
                                  ------------------

                                  $          11,814
                                  ==================

            Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1992
                                   (UNAUDITED)


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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of December 31, 1992 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.