Form 10QSB
period 1993-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-01
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1993

                                       or

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

        Class                         Outstanding at June 30, 1993
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

The Company realized a net gain of $250 from operations for the three month period ended June 30, 1993 compared to a loss of ($911) for the three month period ended June 30, 1992. For the three month period ended June 30, 1993, the Company had revenues of $351, composed of interest income. The Company had revenue of $409 for the three month period ended June 30, 1992. The net loss per share for the three month periods ended June 30, 1993 and 1992 was nil.

The Company had development costs of $101 for the three month period ended June 30, 1993 compared to costs and expenses of $1,320 for the three month period ended June 30, 1992.

The Company's assets at June 30, 1993 were $56,727 compared to assets of approximately $58,000 at June 30, 1992. The difference is due to the Company's development costs. The Company's liabilities at June 30, 1993 were approximately $500 compared to liabilities of approximately $500 at June 30, 1992.

Total shareholder equity decreased from $57,881 at June 30, 1992 to $56,272 at June 30, 1993.

Liquidity and Capital Resources

As of June 30, 1993, the Company had working capital of approximately $56,000 consisting of $56,727 in current assets and $455 in current liabilities. The Company had working capital of approximately $58,000 at June 30, 1992 consisting of $58,379 in current assets and $498 in current liabilities. The Company had adequate working capital for its current operations. Since then, however, the Company has spent or invested its working capital and has no working capital at the present time.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 1993. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                         UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                    /s/ Mehrdad Alborz
                                         ---------------------------------------
                                             Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1993

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT.............................          1

FINANCIAL STATEMENTS

    Balance Sheet..................................................          2

    Statements of Operations.......................................          3

    Statement of Changes in Stockholders' Equity...................          4

    Statements of Cash Flows.......................................          5

    Notes to Financial Statements..................................        6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 1993, and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 1993, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1993
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $ 56,227

INTANGIBLE ASSETS                                                           500
                                                                       --------

            TOTAL ASSETS                                               $ 56,727
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $    455
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $    455

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                          $      0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value                            68,373
       Deficit accumulated during the development
          stage                                                         (14,334)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   56,272
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 56,727
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1993
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1993
                                   (UNAUDITED)

                                                    Three         June 27, 1988
                                                    Months          (Date of
                                                    Ended         Inception) to
                                                June 30, 1993     June 30, 1993
                                                -------------     -------------

REVENUE - INTEREST INCOME                        $      351        $    1,293

DEVELOPMENT COST                                        101            16,127
                                                 ----------        ----------

NET INCOME (LOSS)                                $      250        $  (14,834)
                                                 ==========        ==========

NET INCOME PER COMMON SHARE                      $     .000
                                                 ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                          2,232,500
                                                 ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1993
                                   (UNAUDITED)

                                                                                        Paid in       Deficit
                                                                                      Capital in    Accumulated
                                   Preferred Stock               Common Stock          Excess of     During the
                               -----------------------     -----------------------     Par Value    Development
                                 Shares        Amount        Shares        Amount      of Stock        Stage
                               ---------     ---------     ---------     ---------    ----------    -----------
AT DATE OF INCEPTION                   0     $       0             0     $       0     $       0     $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                0             0     1,500,000         1,500        20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                      0             0             0             0             0           538
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1989                0             0     1,500,000         1,500        20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                0             0             0             0             0        (2,128)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1990                0             0     1,500,000         1,500        20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646             0             0       732,500           733        47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                0             0             0             0             0        (6,415)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1991                0             0     2,232,500         2,233        68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                0             0             0             0             0        (3,809)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1992                0             0     2,232,500         2,233        68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                0             0             0             0             0        (2,770)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1993                0             0     2,232,500         2,233        68,373       (14,584)

NET INCOME FOR THE
   THREE MONTHS ENDED
   JUNE 30, 1993                       0             0             0             0             0           250
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, JUNE 30, 1993                 0     $       0     2,232,500     $   2,233     $  68,373     $ (14,334)
                               =========     =========     =========     =========     =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1993
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1993
                                   (UNAUDITED)

                                                                 Three        June 27, 1988
                                                                 Months         (Date of
                                                                 Ended        Inception) to
                                                              June 30, 1993   June 30, 1993
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                        $      250     $  (14,334)
       Adjustments to reconcile net income (loss) to
          net cash provided (used) by operating activities:
             Amortization                                                0             69
       Changes in operating assets and liabilities
          Deferred income tax                                            0            (69)
          Accounts payable                                             101            455
                                                                ----------     ----------

               NET CASH PROVIDED (USED) BY
                  OPERATING ACTIVITIES                                 351        (13,879)
                                                                ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                            0         95,250
       Offering costs incurred                                           0        (24,644)
       Acquisition of organization costs                                 0           (500)
                                                                ----------     ----------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                   0         70,106
                                                                ----------     ----------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                                351         56,227

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                              55,876              0
                                                                ----------     ----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                $   56,227     $   56,227
                                                                ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                            $        0     $        0
                                                                ==========     ==========

       Taxes paid                                               $        0     $      132
                                                                ==========     ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1993
                                   (UNAUDITED)

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

            Net Income Per Share

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1993
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1993 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of June 30, 1993, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $101 of development costs for the three months ended June 30, 1993 and $16,127 for the period from June 27, 1988 (date of development stage) to June 30, 1993.

NOTE 3      INCOME TAXES

            Income before income taxes                                       $      250
                                                                             ----------

            The provision for income taxes is estimated as follows:
                   Currently payable                                         $        0
                                                                             ----------
                   Deferred                                                  $        0
                                                                             ----------

            A reconciliation of the provision for income taxes
              compared with the amounts at the U.S. Federal
              Statutory rates is as follows:
                   Tax at U.S. Federal Statutory income tax rates            $        0
                                                                             ----------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1993
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)

            Deferred income tax assets and liabilities reflect the
              impact of temporary differences between amounts
              of assets and liabilities for financial reporting
              purposes and the basis of such assets and liabilities
              as measured by tax laws
                   The net deferred tax assets is:                            $           0
                                                                              -------------
                   The net deferred tax liability is:                         $           0
                                                                              -------------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                                   Deferred Tax
                                                                           --------------------------
                                                                             Assets       Liabilities
                                                                           ----------     -----------
                  Net operating loss                                       $    2,150      $        0

                  Valuation allowance                                           2,150               0
                                                                           ----------      ----------

                  Total deferred taxes                                     $        0      $        0
                                                                           ==========      ==========

            A reconciliation of the valuation allowance is as follows:

                  Balance, April 1, 1993                                                   $    2,188

                  Used for the three months ended June 30, 1993                                   (38)
                                                                                           ----------

                  Balance, June 30, 1993                                                   $    2,150
                                                                                           ==========

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at June 30, 1993

                      Year Ended             Amount             Expiration Date
                      ----------             ------             ---------------

                    March 31, 1990         $     1,590          March 31, 2005
                    March 31, 1991               6,415          March 31, 2006
                    March 31, 1992               3,809          March 31, 2007
                    March 31, 1993               2,770          March 31, 2008
                                           -----------

                                           $    14,584
                                           ===========

            Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1993
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of June 30, 1993 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.