Form 10QSB
period 1993-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-01
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1993 or

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

      Class                         Outstanding at September 30, 1993
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

The Company realized a net loss of ($1,538) from operations for the three month period ended September 30, 1993 compared to a loss of ($1,091) for the three month period ended September 30, 1992. For the three month period ended September 30, 1993, the Company had revenues of $280, composed of interest income. The Company had revenue of $82 for the three month period ended September 30, 1992. The net loss per share for the three month periods ended September 30, 1993 and 1992 was $(.001) and nil, respectively.

The Company realized a net loss of ($1,288) from operations for the six month period ended September 30, 1993 compared to a loss of ($2,002) for the six month period ended September 30, 1992. For the six month period ended September 30, 1993, the Company had revenues of $631, composed of interest income. The Company had revenues of $491 for the six month period ended September 30, 1992. The net loss per share for the six month periods ended September 30, 1993 and 1992 was $(.001).

The Company had development costs of $1,818 for the three month period ended

September 30, 1993 compared to costs and expenses of $1,173 for the three month period ended September 30, 1992.

The Company's assets at September 30, 1993 were $55,256 compared to assets of approximately $57,000 at September 30, 1992. The difference is due to the Company's development costs. The Company's liabilities at September 30, 1993 were approximately $500 compared to liabilities of approximately $700 at September 30, 1992.

Total shareholder equity decreased from approximately $57,000 at September 30, 1992 to $54,734 at September 30, 1992.

Liquidity and Capital Resources

As of September 30, 1993, the Company had working capital of approximately $54,000 consisting of $54,756 in current assets and $522 in current liabilities. The Company had working capital of approximately $57,000 at September 30, 1992 consisting of $57,472 in current assets and $682 in current liabilities. The Company had adequate working capital for its current operations. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 1993. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001               /s/ Mehrdad Alborz
                                    ---------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1993

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 1993, and the related statements of operations, changes in stockholders' equity and cash flows for the three and six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 1993, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1993
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $ 54,756

INTANGIBLE ASSETS                                                           500
                                                                       --------

            TOTAL ASSETS                                               $ 55,256
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $    522
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $    522

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                          $      0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value                            68,373
       Deficit accumulated during the development
          stage                                                         (15,872)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   54,734
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 55,256
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1993
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1993
                                   (UNAUDITED)

                                     Three                  Six               June 27, 1988
                                     Months                Months               (Date of
                                     Ended                 Ended              Inception) to
                              September 30, 1993     September 30, 1993     September 30, 1993
                              ------------------     ------------------     ------------------
REVENUE - INTEREST INCOME         $       280            $       631            $     1,573

DEVELOPMENT COST                        1,818                  1,919                 17,445
                                  -----------            -----------            -----------

NET (LOSS)                        $    (1,538)           $    (1,288)           $   (15,872)
                                  ===========            ===========            ===========

NET (LOSS) PER COMMON
   SHARE                          $     (.001)           $     (.001)
                                  ===========            ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

      Basic and diluted             2,232,500              2,232,500
                                  ===========            ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                                 UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                          TO SEPTEMBER 30, 1993
                                               (UNAUDITED)

                                                                                            Paid in         Deficit
                                                                                           Capital in     Accumulated
                                     Preferred Stock                Common Stock            Excess of     During the
                                ------------------------      ------------------------      Par Value     Development
                                 Shares         Amount         Shares         Amount        of Stock         Stage
                                ---------      ---------      ---------      ---------     ----------     -----------
AT DATE OF INCEPTION                    0      $       0              0      $       0      $       0      $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                 0              0      1,500,000          1,500         20,500              0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                       0              0              0              0              0            538
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1989                 0              0      1,500,000          1,500         20,500            538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                 0              0              0              0              0         (2,128)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1990                 0              0      1,500,000          1,500         20,500         (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646              0              0        732,500            733         47,873              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                 0              0              0              0              0         (6,415)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1991                 0              0      2,232,500          2,233         68,373         (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                 0              0              0              0              0         (3,809)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1992                 0              0      2,232,500          2,233         68,373        (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                 0              0              0              0              0         (2,770)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1993                 0              0      2,232,500          2,233         68,373        (14,584)

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1993                   0              0              0              0              0         (1,288)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE,
   SEPTEMBER 30, 1993                   0      $       0      2,232,500      $   2,233      $  68,373      $ (15,872)
                                =========      =========      =========      =========      =========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1993
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1993
                                   (UNAUDITED)

                                                           Six               June 27, 1988
                                                          Months               (Date of
                                                          Ended              Inception) to
                                                    September 30, 1993     September 30, 1993
                                                    ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                       $ (1,288)               $(15,872)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Amortization                                      0                      69
       Changes in operating assets and liabilities
          Deferred income tax                                  0                     (69)
          Accounts payable                                   168                     522
                                                        --------                --------

             NET CASH (USED) BY OPERATING
                ACTIVITIES                                (1,120)                (15,350)
                                                        --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                  0                  95,250
       Offering costs incurred                                 0                 (24,644)
       Acquisition of organization costs                       0                    (500)
                                                        --------                --------

             NET CASH PROVIDED BY
                FINANCING ACTIVITIES                           0                  70,106
                                                        --------                --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   (1,120)                 54,756

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    55,876                       0
                                                        --------                --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $ 54,756                $ 54,756
                                                        ========                ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                    $      0                $      0
                                                        ========                ========

       Taxes paid                                       $      0                $    132
                                                        ========                ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1993
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1993
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1993 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of September 30, 1993, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $1,919 of development costs for the six months ended September 30, 1993 and $17,445 for the period from June 27, 1988 (date of development stage) to September 30, 1993.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                                  $(1,288)
                                                                        -------

            The provision for income taxes is estimated as follows:
               Currently payable                                        $     0
                                                                        -------
               Deferred                                                 $     0
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
                                                                        -------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1993
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)

            Deferred income tax assets and liabilities reflect the
             impact of temporary differences between amounts
             of assets and liabilities for financial reporting
             purposes and the basis of such assets and liabilities
             as measured by tax laws.
                The net deferred tax assets is:                      $         0
                                                                     -----------
                The net deferred tax liability is:                   $         0
                                                                     -----------

            Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                             Deferred Tax
                                                       -------------------------
                                                        Assets       Liabilities
                                                       ---------     -----------

                Net operating loss                     $   2,381      $       0
                                                       ---------      ---------

                Valuation allowance                        2,381              0
                                                       ---------      ---------

                Total deferred taxes                   $       0      $       0
                                                       =========      =========

            A reconciliation of the valuation allowance is as follows:

                Balance, April 1, 1993                                $    2,188

                Addition for the six months ended September 30, 1993         193
                                                                      ----------

                Balance, September 30, 1993                           $    2,381
                                                                      ==========

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at September 30,
            1993

                 Year Ended              Amount          Expiration Date
               --------------         -----------        --------------

               March 31, 1990         $     1,590        March 31, 2005
               March 31, 1991               6,415        March 31, 2006
               March 31, 1992               3,809        March 31, 2007
               March 31, 1993               2,770        March 31, 2008
                                      -----------

                                      $    14,584
                                      ===========

            Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1993
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of September 30, 1993 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.