Form 10QSB
period 1993-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-01
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1993

                                       or

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

      Class                        Outstanding at December 31, 1993
Common Stock, $.001                        2,232,500 shares
    par value                              ----------------
                                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

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

The Company realized a net profit of $305 from operations for the three month period ended December 30, 1993 compared to a loss of ($2,259) for the three month period ended December 30, 1992. For the three month period ended December 31, 1993, the Company had revenues of $450, composed of interest income. The Company had revenue of $451 for the three month period ended December 31, 1992. The net profit per share for the three month period ended December 31, 1993 was nil compared to a net loss per share of ($.001) for the three month period ended December 31, 1992.

The Company realized a net loss of ($983) from operations for the nine month period ended December 31, 1993 compared to a loss of ($4,261) for the nine month period ended December 31, 1992. For the nine month period ended December 31, 1993, the Company had revenues of $1,081, composed of interest income. The Company had revenues of $942 for the nine month period ended December 31, 1992. The net loss per share for the nine month periods ended December 31, 1993 and 1992 was nil and ($.002), respectively.

The Company had development costs of $145 for the three month period ended December 31, 1993 compared to costs and expenses of $2,710 for the three month period ended December 31, 1992.

The Company's assets at December 31, 1993 were $55,677 compared to assets of approximately $56,000 at December 31, 1992. The difference is due to the Company's development costs. The Company's liabilities at December 31, 1993 were approximately $638 compared to liabilities of approximately $1,900 at December 31, 1992. The difference is attributable to the payment of accounts receivables.

Total shareholder equity increased from $54,531 at December 31, 1992 to $55,039 at December 31, 1993.

Liquidity and Capital Resources

As of December 31, 1993, the Company had working capital of approximately $54,000 consisting of $55,177 in current assets and $638 in current liabilities. The Company had working capital of approximately $54,000 at December 31, 1992 consisting of $56,393 in current assets and $1,862 in current liabilities. The Company had adequate working capital for its current operations. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 1993. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                    /s/Mehrdad Alborz
                                         ---------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1993

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ............................          1

FINANCIAL STATEMENTS

       Balance Sheet ..............................................          2

       Statements of Operations ...................................          3

       Statement of Changes in Stockholders' Equity ...............          4

       Statements of Cash Flows ...................................          5

       Notes to Financial Statements ..............................        6 - 9

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 1993, and the related statements of operations, changes in stockholders' equity and cash flows for the three and nine months then ended and for the period from June 27, 1988 (Date of Inception) to December 31, 1993, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1993
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $ 55,177

INTANGIBLE ASSETS                                                           500
                                                                       --------

            TOTAL ASSETS                                               $ 55,677
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $    638
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $    638

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                          $      0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value                            68,373
       Deficit accumulated during the development
          stage                                                         (15,567)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   55,039
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 55,677
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1993
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1993
                                   (UNAUDITED)

                                      Three                Nine              June 27, 1988
                                      Months               Months               (Date of
                                      Ended                Ended             Inception) to
                                December 31, 1993    December 31, 1993     December 31, 1993
                                -----------------    -----------------     -----------------
REVENUE - INTEREST INCOME          $       450          $     1,081           $     2,023

DEVELOPMENT COST                           145                2,064                17,590
                                   -----------          -----------           -----------

NET INCOME (LOSS)                  $       305          $      (983)          $   (15,567)
                                   ===========          ===========           ===========

NET INCOME (LOSS) PER
   COMMON SHARE                    $      .000          $     (.000)
                                   ===========          ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

       Basic and diluted             2,232,500            2,232,500
                                   ===========          ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1993
                                   (UNAUDITED)

                                                                                             Paid in        Deficit
                                                                                           Capital in     Accumulated
                                    Preferred Stock                 Common Stock            Excess of     During the
                                ------------------------      ------------------------      Par Value     Development
                                 Shares          Amount        Shares          Amount        of Stock        Stage
                                ---------      ---------      ---------      ---------     ----------     -----------
AT DATE OF INCEPTION                    0      $       0              0      $       0      $       0      $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                 0              0      1,500,000          1,500         20,500              0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                       0              0              0              0              0            538
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1989                 0              0      1,500,000          1,500         20,500            538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                 0              0              0              0              0         (2,128)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1990                 0              0      1,500,000          1,500         20,500         (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646              0              0        732,500            733         47,873              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                 0              0              0              0              0         (6,415)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1991                 0              0      2,232,500          2,233         68,373         (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                 0              0              0              0              0         (3,809)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1992                 0              0      2,232,500          2,233         68,373        (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                 0              0              0              0              0         (2,770)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1993                 0              0      2,232,500          2,233         68,373        (14,584)

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   DECEMBER 31, 1993                    0              0              0              0              0           (983)
                                ---------      ---------      ---------      ---------      ---------      ---------

BALANCE,
   DECEMBER 31, 1993                    0      $       0      2,232,500      $   2,233      $  68,373      $ (15,567)
                                =========      =========      =========      =========      =========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1993
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1993
                                   (UNAUDITED)

                                                              Nine           June 27, 1988
                                                              Months            (Date of
                                                              Ended          Inception) to
                                                        December 31, 1993  December 31, 1993
                                                        -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                           $   (983)          $(15,567)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Amortization                                          0                 69
       Changes in operating assets and liabilities
          Deferred income tax                                      0                (69)
          Accounts payable                                       284                638
                                                            --------           --------

               NET CASH (USED) BY OPERATING
                  ACTIVITIES                                    (699)           (14,929)
                                                            --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                      0             95,250
       Offering costs incurred                                     0            (24,644)
       Acquisition of organization costs                           0               (500)
                                                            --------           --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                             0             70,106
                                                            --------           --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         (699)            55,177

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        55,876                  0
                                                            --------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $ 55,177           $ 55,177
                                                            ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                        $      0           $      0
                                                            ========           ========

       Taxes paid                                           $      0           $    132
                                                            ========           ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1993
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1993
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1993 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of December 31, 1993, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,064 of development costs for the nine months ended December 31, 1993 and $17,590 for the period from June 27, 1988 (date of development stage) to December 31, 1993.

NOTE 3 INCOME TAXES

      (Loss) before income taxes                                          $(983)
                                                                          -----

      The provision for income taxes is estimated as follows:
             Currently payable                                            $   0
                                                                          -----
             Deferred                                                     $   0
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
                                                                          -----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1993
                                   (UNAUDITED)

NOTE 3 INCOME TAXES (CONTINUED)

       Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
       liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.
       The net deferred tax assets is:                                    $    0
                                                                          ------
       The net deferred tax liability is:                                 $    0
                                                                          ------

       Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                                         Deferred Tax
                                                                    -------------------------
                                                                    Assets        Liabilities
                                                                    ------        -----------
      Net operating loss                                            $2,336          $    0

      Valuation allowance                                            2,336               0
                                                                    ------          ------

      Total deferred taxes                                          $    0          $    0
                                                                    ======          ======

A reconciliation of the valuation allowance is as follows:

      Balance, April 1, 1993                                                        $2,188

      Addition for the nine months ended December 31, 1993                             148
                                                                                    ------

      Balance, December 31, 1993                                                    $2,336
                                                                                    ======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at December 31, 1993

           Year Ended                    Amount            Expiration Date
         --------------                  ------            ---------------

         March 31, 1990                 $  1,590            March 31, 2005
         March 31, 1991                    6,415            March 31, 2006
         March 31, 1992                    3,809            March 31, 2007
         March 31, 1993                    2,770            March 31, 2008
                                        --------

                                        $ 14,584
                                        ========

      Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards prior to their expiration.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1993
                                   (UNAUDITED)

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

NOTE 7 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of December 31, 1993 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.