Form 10QSB
period 1995-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-02
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

                                       or

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

      Class                                     Outstanding at June 30, 1995
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 1995 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

The Company realized a net gain of $478 from operations for the three month period ended June 30, 1995 compared to a net loss of ($408) for the three month period ended June 30, 1994. For the three month period ended June 30, 1995, the Company had revenues of $508, composed of interest income. The Company had revenues of $225 for the three month period ended June 30, 1994. The net profit per share for the three month period ended June 30, 1995 and the net loss per share for the three month period ended June 30, 1994 was nil.

The Company had development costs of $30 for the three month period ended June 30, 1995 compared to costs and expenses of $633 for the three month period ended June 30, 1994.

The Company's assets at June 30, 1995 were $55,777 compared to assets of approximately $56,000 at June 30, 1994. The difference is due to the Company's development costs. The Company's liabilities at June 30, 1995 were approximately $1,383 compared to liabilities of approximately $1,664 at June 30, 1994.

Total shareholder equity decreased from $54,580 at June 30, 1994 to $54,394 at June 30, 1995.

Liquidity and Capital Resources

As of June 30, 1995, the Company had working capital of approximately $53,000 consisting of $55,277 in current assets and $1,383 in current liabilities. The Company had working capital of approximately $53,000 at June 30, 1994 consisting of $55,744 in current assets and $1,664 in current liabilities. The Company had adequate working capital for its current operations. Since then, however, the Company has spent or invested its working capital and has no working capital at the present time.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 1995. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1995

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................          1

FINANCIAL STATEMENTS

       Balance Sheet..............................................          2

       Statements of Operations...................................          3

       Statement of Changes in Stockholders' Equity...............        4 - 5

       Statements of Cash Flows...................................          6

       Notes to Financial Statements..............................        7 - 10

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1995
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $ 55,277

INTANGIBLE ASSETS                                                           500
                                                                       --------

            TOTAL ASSETS                                               $ 55,777
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $  1,383
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  1,383

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   68,373
       Deficit accumulated during the development
          stage                                                         (16,212)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   54,394
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 55,777
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1995
                                   (UNAUDITED)

                                                   Three          June 27, 1988
                                                   Months           (Date of
                                                   Ended          Inception) to
                                               June 30, 1995      June 30, 1995

REVENUE - INTEREST INCOME                        $      508        $   14,977

DEVELOPMENT COST                                         30            31,189
                                                 ----------        ----------

NET INCOME (LOSS)                                $      478        $  (16,212)
                                                 ==========        ==========

NET INCOME PER COMMON SHARE                      $     .000
                                                 ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

     Basic and diluted                            2,232,500
                                                  ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1995
                                   (UNAUDITED)

                                                                             Paid in      Deficit
                                                                            Capital in  Accumulated
                                 Preferred Stock           Common Stock     Excess of    During the
                             ---------------------   ---------------------  Par Value   Development
                               Shares      Amount      Shares      Amount    of Stock      Stage
                             ---------   ---------   ---------   ---------  ----------  ------------
AT DATE OF INCEPTION                 0   $       0           0   $       0   $       0   $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988              0           0   1,500,000       1,500      20,500           0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                    0           0           0           0           0         538
                             ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1989              0           0   1,500,000       1,500      20,500         538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990              0           0           0           0           0      (2,128)
                             ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1990              0           0   1,500,000       1,500      20,500      (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646           0           0     732,500         733      47,873           0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991              0           0           0           0           0      (6,415)
                             ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1991              0           0   2,232,500       2,233      68,373      (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992              0           0           0           0           0      (3,809)
                             ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1992              0           0   2,232,500       2,233      68,373     (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993              0           0           0           0           0      (2,770)
                             ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1993              0           0   2,232,500       2,233      68,373     (14,584)

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1995
                                   (UNAUDITED)

                                                                          Paid in      Deficit
                                                                         Capital in   Accumulated
                              Preferred Stock          Common Stock       Excess of   During the
                          ---------------------   ---------------------   Par Value   Development
                           Shares      Amount      Shares       Amount    of Stock      Stage
                          ---------   ---------   ---------   ---------   ---------   ---------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994           0   $       0           0   $       0   $       0   $  (1,034)
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1994           0           0   2,232,500       2,233      68,373     (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995           0           0           0           0           0      (1,072)
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1995           0           0   2,232,500       2,233      68,373     (16,690)

NET INCOME FOR THE
   THREE MONTHS ENDED
   JUNE 30, 1995                  0           0           0           0           0         478
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, JUNE 30, 1995            0   $       0   2,232,500   $   2,233   $  68,373   $ (16,212)
                          =========   =========   =========   =========   =========   =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1995
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1995
                                   (UNAUDITED)

                                                              Three            June 27, 1988
                                                              Months             (Date of
                                                              Ended            Inception) to
                                                           June 30, 1995       June 30, 1995
                                                           -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                      $    478            $(16,212)
       Adjustments to reconcile net income (loss) to
          net cash provided (used) by operating activities:
             Amortization                                            0                  69
       Changes in operating assets and liabilities
          Deferred income tax                                        0                 (69)
          Accounts payable                                           0               1,383
                                                              --------            --------
           NET CASH PROVIDED (USED) BY
              OPERATING ACTIVITIES                                 478             (14,829)
                                                              --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                        0              95,250
       Offering costs incurred                                       0             (24,644)
       Acquisition of organization costs                             0                (500)
                                                              --------            --------

           NET CASH PROVIDED BY
              FINANCING ACTIVITIES                                   0              70,106
                                                              --------            --------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                            478              55,277

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          54,799                   0
                                                              --------            --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                              $ 55,277            $ 55,277
                                                              ========            ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                          $      0            $      0
                                                              ========            ========

       Taxes paid                                             $      0            $    132
                                                              ========            ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)

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

      Net Income (Loss) Per Share

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1995 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of June 30, 1995, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $30 of development costs for the three months ended June 30, 1995 and $31,189 for the period from June 27, 1988 (date of development stage) to June 30, 1995.

NOTE 3 INCOME TAXES

      Income before income taxes                                            $478
                                                                            ----

      The provision for income taxes is estimated as follows:
          Currently payable                                                 $  0
                                                                            ----
          Deferred                                                          $  0
                                                                            ----

      A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal Statutory rates is as follows:
         Tax at U.S. Federal Statutory income tax rates                     $  0
                                                                            ----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)

NOTE 3 INCOME TAXES (CONTINUED)

      Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.

             The net deferred tax assets is:                                  $0
                                                                              --
             The net deferred tax liability is:                               $0
                                                                              --

      Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                          Deferred Tax
                                                    ---------------------------
                                                    Assets          Liabilities
                                                    ------          -----------

        Net operating loss                          $2,432            $    0

        Valuation allowance                          2,432                 0
                                                    ------            ------

        Total deferred taxes                        $    0            $    0
                                                    ======            ======

      A reconciliation of the valuation allowance is as follows:

         Balance, April 1, 1995                                         $ 2,504

         Reduction for the three months ended June 30, 1995                 (72)
                                                                        -------

         Balance, June 30, 1995                                         $ 2,432
                                                                        =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at June 30, 1995

              Year Ended              Amount           Expiration Date
            --------------           -------           --------------

            March 31, 1990           $ 1,590           March 31, 2005
            March 31, 1991             6,415           March 31, 2006
            March 31, 1992             3,809           March 31, 2007
            March 31, 1993             2,770           March 31, 2008
            March 31, 1994             1,034           March 31, 2009
            March 31, 1995             1,072           March 31, 2010
                                     -------
                                     $16,690
                                     =======

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1995
                                   (UNAUDITED)

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

NOTE 7 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 1995 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.