Form 10QSB
period 1995-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-02
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1995

                                       or

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

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at December 31, 1995
Common Stock, $.001                        2,232,500 shares
     par value                             ---------------
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

The Company realized a net loss of ($433) from operations for the three month period ended December 30, 1995 compared to a profit of $29 for the three month period ended December 30, 1994. For the three month period ended December 31, 1995, the Company had revenues of ($403). The Company had revenue of $391 for the three month period ended December 31, 1994. The net loss and net gain per share for the three month periods ended December 31, 1995 and 1994 was nil.

The Company realized a net gain of $1,158 from operations for the nine month period ended December 31, 1995 compared to a loss of ($1,794) for the nine month period ended December 31, 1994. For the nine month period ended December 31, 1995, the Company had revenues of $3,415, composed mostly of interest income. The Company had revenues of $1,005 for the nine month period ended December 31, 1994. The net gain and loss per share for the nine month periods ended December 31, 1995 and 1994 was nil.

The Company had development costs of $30 for the three month period ended December 31, 1995 compared to costs and expenses of $362 for the three month period ended December 31, 1994.

The Company's assets at December 31, 1995 were $56,457 compared to assets of approximately $55,000 at December 31, 1994. The difference is due to the Company's receipt of income. The Company's liabilities at December 31, 1995 were approximately $1,383 compared to liabilities of approximately $1,664 at December 31, 1994. The difference is attributable to development costs.

Total shareholder equity increased from $53,194 at December 31, 1994 to $55,074 at December 31, 1995.

Liquidity and Capital Resources

As of December 31, 1995, the Company had working capital of approximately $54,000 consisting of $55,957 in current assets and $1,383 in current liabilities. The Company had working capital of approximately $52,000 at December 31, 1994 consisting of $54,358 in current assets and $1,664 in current liabilities. The Company had adequate working capital for its current operations. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 1995. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001               /s/Mehrdad Alborz
                                    ---------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1995

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for the three and nine months then ended and for the period from June 27, 1988 (Date of Inception) to December 31, 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1995
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                          $ 55,957

INTANGIBLE ASSETS                                                         500
                                                                     --------

    TOTAL ASSETS                                                     $ 56,457
                                                                     ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                   $  1,383
                                                                     --------

    TOTAL CURRENT LIABILITIES                                        $  1,383

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share
    Authorized - 40,000,000 shares
    Issued and outstanding - 0 - shares                                     0
  Common stock, par value $0.001 per share
    Authorized 100,000,000 shares
    Issued and outstanding - 2,232,500 shares                           2,233
  Paid in capital in excess of par value of stock                      68,373
  Deficit accumulated during the development
    stage                                                             (15,532)
                                                                     --------

    TOTAL STOCKHOLDERS' EQUITY                                         55,074
                                                                     --------

    TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                         $ 56,457
                                                                     ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1995
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1995
                                   (UNAUDITED)

                                            Three               Nine            June 27, 1988
                                            Months              Months            (Date of
                                            Ended               Ended           Inception) to
                                     December 31, 1995    December 31, 1995   December 31, 1995
                                     -----------------    -----------------   -----------------
REVENUE - INTEREST AND
   MISCELLANEOUS INCOME                  $     (403)         $    3,415          $  17,884

DEVELOPMENT COST                                 30               2,257             33,416
                                         ----------          ----------          ---------

NET INCOME (LOSS)                        $     (433)         $    1,158          $ (15,532)
                                         ==========          ==========          =========

NET INCOME (LOSS) PER
  COMMON SHARE                           $    (.000)         $     .000
                                         ==========          ==========

WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING

    Basic and diluted                     2,232,500           2,232,500
                                         ==========          ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                  TO DECEMBER 31, 1995
                                       (UNAUDITED)

                                                                                            Paid in       Deficit
                                                                                           Capital in    Accumulated
                                      Preferred Stock               Common Stock           Excess of    During the
                                -----------------------     ------------------------       Par Value    Development
                                  Shares        Amount        Shares         Amount         of Stock        Stage
                                ----------    ----------    ----------     ----------      ----------    ----------
AT DATE OF INCEPTION                     0    $        0             0     $        0      $        0    $        0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                  0             0     1,500,000          1,500          20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                        0             0             0              0               0           538
                                ----------    ----------    ----------     ----------      ----------    ----------

BALANCE, MARCH 31, 1989                  0             0     1,500,000          1,500          20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                  0             0             0              0               0        (2,128)
                                ----------    ----------    ----------     ----------      ----------    ----------

BALANCE, MARCH 31, 1990                  0             0     1,500,000          1,500          20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646               0             0       732,500            733          47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                  0             0             0              0               0        (6,415)
                                ----------    ----------    ----------     ----------      ----------    ----------

BALANCE, MARCH 31, 1991                  0             0     2,232,500          2,233          68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                  0             0             0              0               0        (3,809)
                                ----------    ----------    ----------     ----------      ----------    ----------

BALANCE, MARCH 31, 1992                  0             0     2,232,500          2,233          68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                  0             0             0              0               0        (2,770)
                                ----------    ----------    ----------     ----------      ----------    ----------

BALANCE, MARCH 31, 1993                  0             0     2,232,500          2,233          68,373       (14,584)

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                  FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                  TO DECEMBER 31, 1995
                                       (UNAUDITED)

                                                                                              Paid in       Deficit
                                                                                            Capital in    Accumulated
                                      Preferred Stock               Common Stock             Excess of    During the
                                ------------------------    --------------------------       Par Value    Development
                                  Shares        Amount        Shares         Amount          of Stock        Stage
                                -----------   ----------    -----------   ------------     -----------   ------------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                   0   $        0              0   $          0     $         0   $     (1,034)
                                -----------   ----------    -----------   ------------     -----------   ------------

BALANCE, MARCH 31, 1994                   0            0      2,232,500          2,233          68,373        (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                   0            0              0              0               0         (1,072)
                                -----------   ----------    -----------   ------------     -----------   ------------

BALANCE, MARCH 31, 1995                   0            0      2,232,500          2,233          68,373        (16,690)

NET INCOME FOR THE NINE
   MONTHS ENDED
   DECEMBER 31, 1995                      0            0              0              0               0          1,158
                                -----------   ----------    -----------   ------------     -----------   ------------

BALANCE,
   DECEMBER 31, 1995                      0   $        0       2,232,50   $      2,233     $    68,373   $    (15,532)
                                ===========   ==========    ===========   ============     ===========   ============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1995
                                   (UNAUDITED)

                                                                   Nine                     June 27, 1988
                                                                   Months                     (Date of
                                                                   Ended                    Inception) to
                                                             December 31, 1995            December 31, 1995
                                                             -----------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                           $           1,158            $         (15,532)
 Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
       Amortization                                                          0                           69
 Changes in operating assets and liabilities
    Deferred income tax                                                      0                          (69)
    Accounts payable                                                         0                        1,383
                                                             -----------------            -----------------
      NET CASH PROVIDED (USED) BY
        OPERATING ACTIVITIES                                             1,158                      (14,149)
                                                             -----------------            -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                     0                       95,250
  Offering costs incurred                                                    0                      (24,644)
  Acquisition of organization costs                                          0                         (500)
                                                             -----------------            -----------------
     NET CASH PROVIDED BY
       FINANCING ACTIVITIES                                                  0                       70,106
                                                             -----------------            -----------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                       1,158                       55,957

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                                   54,799                            0
                                                             -----------------            -----------------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                              $          55,957            $          55,957
                                                             =================            =================
SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

    Interest paid                                            $               0            $               0
                                                             =================            =================
    Taxes paid                                               $               0            $             132
                                                             =================            =================

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

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

            Net Income (Loss) Per Share

            The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net income (loss) per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1995
                                       (UNAUDITED)


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1995 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of December 31, 1995, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,257 of development costs for the nine months ended December 31, 1995 and $33,416 for the period from June 27, 1988 (date of development stage) to December 31, 1995.

NOTE 3      INCOME TAXES

            Income before income taxes                                  $  1,158
                                                                        --------

            The provision for income taxes is estimated as follows:
                   Currently payable                                    $      0
                                                                        --------
                   Deferred                                             $      0
                                                                        --------

            A reconciliation of the provision for income taxes
              compared with the amounts at the U.S. Federal
              Statutory rates is as follows:
                Tax at U.S. Federal Statutory income tax ra$es          $      0
                                                                        --------

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1995
                                       (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)

            Deferred income tax assets and liabilities reflect the
              impact of temporary differences between amounts
              of assets and liabilities for financial reporting
              purposes and the basis of such assets and liabilities
              as measured by tax laws.
                   The net deferred tax assets is:                      $      0
                                                                        --------
                   The net deferred tax liability is:                   $      0
                                                                        --------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                                             Deferred Tax
                                                                                ---------------------------------------
                                                                                     Assets              Liabilities
                                                                                -----------------     -----------------
                  Net operating loss                                            $           2,330     $               0

                  Valuation allowance                                                       2,330                     0
                                                                                -----------------     -----------------

                  Total deferred taxes                                          $               0     $               0
                                                                                =================     =================

            A reconciliation of the valuation allowance is as follows:

                  Balance, April 1, 1995                                                              $           2,504

                  Reduction for the nine months ended December 31, 1995                                            (174)
                                                                                                      -----------------

                  Balance, December 31, 1995                                                          $           2,330
                                                                                                      =================

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at December 31, 1995

              Year Ended                 Amount               Expiration Date
            -------------            -------------            ---------------
            March 31, 1990           $       1,590            March 31, 2005
            March 31, 1991                   6,415            March 31, 2006
            March 31, 1992                   3,809            March 31, 2007
            March 31, 1993                   2,770            March 31, 2008
            March 31, 1994                   1,034            March 31, 2009
            March 31, 1995                   1,072            March 31, 2010
                                     -------------
                                     $     16,690
                                     =============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of December 31, 1995 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.