Form 10QSB
period 1996-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-02
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996

                                       or

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

              Class                        Outstanding at June 30, 1996
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 1996 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

On August 17, 1995, the Company executed a letter of intent to acquire a privately held operating company in a reverse acquisition. The proposed merger was conditional upon the following events: (1) the operating company would plan, finance, construct, and operate a 200 bed hospital in Bahrain, (2) the hospital is to be used as a teaching hospital in conjunction with the Arabian Gulf University (AGU) Medical School, (3) the land for the project is to be donated by AGU, (4) the operating company would have the cooperation of the Bahrain government and required licensing authorities, and (5) the operating company would have authorization of the local military hospital to open and operate the facility, and the funds and purchasing ability to acquire the personnel, equipment and supplies for that purpose. In connection with the proposed merger, the Company advanced $50,000 to a merger candidate. The advance was evidenced by a promissory note due August 17, 1996, at 8 percent interest. As of August 17, 1996, the merger candidate had failed to repay the advance. The Company planned to acquire 100 percent of the stock of the operating company by issuing approximately 20,092,000 shares of its $.001 par value common stock to shareholders of the operating company. Upon completion of the transaction, approximately 90 percent of the shares of the Company's common stock would be held by shareholders of the operating company. To ensure that shares held by the shareholders of the operating company are not diluted by the exercise of warrants, the company planned to issue nine shares of common stock to the shareholders of the operating company for each share of common stock obtained through the exercise of warrants. Due to the delinquency of its note receivable from merger candidate, the Company recorded an allowance for doubtful accounts for $26,250 which equals fifty percent of the face value of the note plus accrued interest.

The Company was ultimately unsuccessful in its effort to acquire the privately held company and eventually wrote off the remaining amount of the promissory note.

There were no material changes in financial condition in the current quarter. The Company's working capital was sufficient to meet the obligations of identifying and evaluating prospective merger candidates.

Results of Operations

There were no material changes in the results of operations as compared with the corresponding period of the previous year except for the wrote of a portion of the an outstanding promissory note as described above.

The Company had no operating revenues, however, it earned interest on its cash accounts. The Company incurred expenses relating to its annual report to shareholders during the current quarter.

The Company realized a net loss of ($412) from operations for the three month period ended June 30, 1996 compared to a net gain of $478 for the three month period ended June 30, 1995. For the three month period ended June 30, 1996, the Company had revenues of $7, composed of interest income. The Company had revenue of $508 for the three month period ended June 30, 1995. The net loss per share for the three month periods ended June 30, 1996 and 1995 was nil.

The Company had development costs of $419 for the three month period ended June 30, 1996 compared to costs and expenses of $30 for the three month period ended June 30, 1995.

The Company's assets at June 30, 1996 were $29,671 compared to assets of approximately $56,000 at June 30, 1995. The difference is due to the Company's entering into the proposed merger agreement as described above. The Company's liabilities at June 30, 1996 were approximately $2,024 compared to liabilities of approximately $1,383 at June 30, 1995.

Total shareholder equity decreased from $54,390 at June 30, 1995 to $27,647 at June 30, 1996 due to the wrote off of a portion of the promissory note.

Liquidity and Capital Resources

As of June 30, 1996, the Company had working capital of approximately $900 consisting of $2,921 in current assets and $2,024 in current liabilities. The Company had working capital of approximately $54,000 at June 30, 1995 consisting of $55,277 in current assets and $1,383 in current liabilities. The Company had adequate working capital for its current operations. Since then, however, the Company has spent or invested its working capital and has no working capital at the present time.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 1996. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001               /s/Mehrdad Alborz
                                    ---------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT..............................     1

FINANCIAL STATEMENTS

       Balance Sheet................................................     2

       Statements of Operations.....................................     3

       Statement of Changes in Stockholders' Equity.................   4 - 5

       Statements of Cash Flows.....................................   6 - 7

       Notes to Financial Statements................................   8 - 12

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $  2,921

OTHER ASSETS
       Note receivable, less allowance for doubtful accounts           $ 26,250
       Intangible assets                                                    500
                                                                       --------

            TOTAL OTHER ASSETS                                           26,750
                                                                       --------

            TOTAL ASSETS                                               $ 29,671
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $  2,024
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  2,024

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   68,373
       Deficit accumulated during the development
          stage                                                         (42,959)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   27,647
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 29,671
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1996
                                   (UNAUDITED)

                                                    Three          June 27, 1988
                                                    Months           (Date of
                                                    Ended          Inception) to
                                                June 30, 1996      June 30, 1996
                                                -------------      ------------

REVENUE - INTEREST INCOME                        $         7        $    14,476

DEVELOPMENT COST                                         419             57,435
                                                 -----------        -----------

NET (LOSS)                                       $      (412)       $   (42,959)
                                                 ===========        ===========

NET (LOSS) PER COMMON SHARE                      $     (.000)
                                                 ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                           2,232,500
                                                 ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                                            Paid in         Deficit
                                    Preferred Stock                Common Stock            Capital in     Accumulated
                                ------------------------      ------------------------      Excess of      During the
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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1996
                                   (UNAUDITED)

                                                                                                          Paid in          Deficit
                                                                                                         Capital in      Accumulated
                                              Preferred Stock                   Common Stock              Excess of      During the
                                          -------------------------       -------------------------       Par Value      Development
                                           Shares          Amount          Shares          Amount         of Stock          Stage
                                          ---------       ---------       ---------       ---------      ----------      -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                           0       $       0               0       $       0       $       0       $  (1,034)
                                          ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, MARCH 31, 1994                           0               0       2,232,500           2,233          68,373         (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                           0               0               0               0               0          (1,072)
                                          ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, MARCH 31, 1995                           0               0       2,232,500           2,233          68,373         (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                           0               0               0               0               0         (25,857)
                                          ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, MARCH 31, 1996                           0               0       2,232,500           2,233          68,373         (42,547)

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   JUNE 30, 1996                                  0               0               0               0               0            (412)
                                          ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, JUNE 30, 1996                            0       $       0       2,232,500       $   2,233       $  68,373       $ (42,959)
                                          =========       =========       =========       =========       =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1996
                                   (UNAUDITED)

                                                        Three       June 27, 1988
                                                        Months         (Date of
                                                        Ended        Inception) to
                                                    June 30, 1996    June 30, 1996
                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                      $   (412)       $(42,959)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                  0          23,750
             Amortization                                     0              69
       Changes in operating assets and liabilities
          Deferred income tax                                 0             (69)
          Accounts payable                                    0           2,024
                                                       --------        --------
               NET CASH (USED) BY
                  OPERATING ACTIVITIES                     (412)        (17,185)
                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                               0         (50,000)
                                                       --------        --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                        0         (50,000)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                 0          95,250
       Offering costs incurred                                0         (24,644)
       Acquisition of organization costs                      0            (500)
                                                       --------        --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                        0          70,106
                                                       --------        --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                    (412)          2,921

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    3,333               0
                                                       --------        --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $  2,921        $  2,921
                                                       ========        ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1996
                                   (UNAUDITED)

                                                   Three           June 27, 1988
                                                   Months            (Date of
                                                   Ended           Inception) to
                                               June 30, 1996       June 30, 1996
                                               -------------       -------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                               $  0                $  0
                                                   ====                ====

       Taxes paid                                  $  0                $132
                                                   ====                ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1996 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of June 30, 1996, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $419 of development costs for the three months ended June 30, 1996 and $57,435 for the period from June 27, 1988 (date of development stage) to June 30, 1996.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                                    $(412)
                                                                          -----

            The provision for income taxes is estimated as follows:
                   Currently payable                                      $   0
                                                                          -----
                   Deferred                                               $   0
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
                                                                          -----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)

            Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.

            The net deferred tax assets is:                              $     0
                                                                         -------
            The net deferred tax liability is:                           $     0
                                                                         -------

            Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                                  Deferred Tax
                                                              --------------------
                                                              Assets   Liabilities
                                                              ------   -----------
         Net operating loss                                   $6,444     $    0

         Valuation allowance                                   6,444          0
                                                              ------     ------

         Total deferred taxes                                 $    0     $    0
                                                              ======     ======

   A reconciliation of the valuation allowance is as follows:

         Balance, April 1, 1996                                          $6,382

         Addition for the three months ended June 30, 1996        62
                                                                         ------

         Balance, June 30, 1996                                          $6,444
                                                                         ======

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at June 30, 1996

               Year Ended                Amount              Expiration Date
             --------------            ----------            --------------
             March 31, 1990            $    1,590            March 31, 2005
             March 31, 1991                 6,415            March 31, 2006
             March 31, 1992                 3,809            March 31, 2007
             March 31, 1993                 2,770            March 31, 2008
             March 31, 1994                 1,034            March 31, 2009
             March 31, 1995                 1,072            March 31, 2010
             March 31, 1996                25,857            March 31, 2011
                                       ----------
                                       $   42,547
                                       ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of June 30, 1996 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

NOTE 8      PROPOSED MERGER AND PROMISSORY NOTE RECEIVABLE

            On August 17, 1995, the company executed a letter of intent to acquire a privately held operating company in a reverse acquisition. The proposed merger was conditional upon the following events: (1) the operating company would plan, finance, construct, and operate a 200 bed hospital in Bahrain, (2) the hospital is to be used as a teaching hospital in conjunction with the Arabian Gulf University
            (AGU) Medical School, (3) the land for the project is to be donated by AGU, (4) the operating company would have the cooperation of the Bahrain government and required licensing authorities, and (5) the operating company would have authorization of the local military hospital to open and operate the facility, and the funds and purchasing ability to acquire the personnel, equipment and supplies for that purpose. In connection with the proposed merger, the company advanced $50,000 to a merger candidate. The advance was evidenced by a promissory note due August 17, 1996, at 8 percent interest. As of August 17, 1996, the merger candidate had failed to repay the advance. The company planned to acquire 100 percent of the stock of the operating company by issuing approximately 20,092,000 shares of its $.001 par value common stock to shareholders of the operating company. Upon completion of the transaction, approximately 90 percent of the shares of the company's common stock would be held by shareholders of the operating company. To ensure that shares held by the shareholders of the operating company are not diluted by the exercise of warrants, the company planned to issue nine

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

NOTE 8      PROPOSED MERGER AND PROMISSORY NOTE RECEIVABLE (CONTINUED)

            shares of common stock to the shareholders of the operating company for each share of common stock obtained through the exercise of warrants.

            Due to the delinquency of its note receivable from merger candidate, the company recorded an allowance for doubtful accounts for $26,250 which equals fifty percent of the face value of the note plus accrued interest.

            If the company is successful in its effort to acquire the privately held company, the majority of the control of the company will rest with the former shareholders of the acquired company. Therefore, significant changes may be made to the present slate of officers and directors of the company.

       See Accompanying Notes and Independent Accountants' Review Report.