Form 10QSB
period 1996-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-02
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1996

                                       or

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

        Class                         Outstanding at September 30, 1996
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

Th Company was ultimately unsuccessful in its effort to acquire the privately held company and eventually wrote off the remaining amount of the promissory note.

Results of Operations

There was a material changes in the results of operations as compared with the corresponding period of the previous year in that the Company lent $50,000 to American Health Care International Corp., which reduced the Company's available cash to pay its obligations significantly.

The Company had no operating revenues, however, it earned interest on its cash accounts.

The Company realized a net loss of ($2) from operations for the three month period ended September 30, 1996 compared to a net gain of $1,113 for the three month period ended September 30, 1995. For the three month period ended September 30, 1996, the Company had revenues of $23 composed primarily of interest income. The Company had revenues of $3,310 for the three month period ended September 30, 1995. The net loss per share for the three month period ended September 30, 1996 was nil and the net gain per share for the three month period ended September 30, 1995 was nil.

The Company realized a net loss of ($414) from operations for the six month period ended September 30, 1996 compared to a net gain of $1,591 for the six month period ended September 30, 1995. For the six month period ended September 30, 1996, the Company had revenues of $30, composed of interest income. The Company had revenues of $3,818 for the six month period ended September 30, 1995. The net loss per share for the six month period ended September 30, 1996 was nil. The net gain per share for the six month period ended September 30, 1995 was nil.

The Company had development costs of $25 for the three month period ended September 30, 1996 compared to costs and expenses of $2,197 for the three month period ended September 30, 1995.

The Company's assets at September 30, 1996 were $29,669 compared to assets of approximately $57,000 at September 30, 1995. The difference is due to the Company's loan to a potential merger candidate and subsequent write off of half of the note amount. The Company's liabilities at September 30, 1996 were approximately $2,024 compared to liabilities of approximately $1,383 at September 30, 1995.

Total shareholder equity decreased from $55,507 at September 30, 1995 to $27,645 at September 30, 1996.

Liquidity and Capital Resources

As of September 30, 1996, the Company had working capital of approximately $900 consisting of $2,919 in current assets and $2,024 in current liabilities. The Company had working capital of approximately $55,000 at September 30, 1995 consisting of $56,390 in current assets and $1,383 in current liabilities. The Company did not have adequate working capital for its current operations. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 1996. Further, inflation is not expected to have any significant effect on future operations of the Company.

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


                                         UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                    /s/ Mehrdad Alborz
                                         ---------------------------------------
                                         Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT..........................           1

FINANCIAL STATEMENTS

     Balance Sheet..............................................           2

     Statements of Operations...................................           3

     Statement of Changes in Stockholders' Equity...............         4 - 5

     Statements of Cash Flows...................................         6 - 7

     Notes to Financial Statements..............................        8 - 12

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the three and six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $  2,919

OTHER ASSETS
       Note receivable, less allowance for doubtful accounts           $ 26,250
       Intangible assets                                                    500
                                                                       --------

            TOTAL OTHER ASSETS                                           26,750
                                                                       --------

            TOTAL ASSETS                                               $ 29,669
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $  2,024
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  2,024

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   68,373
       Deficit accumulated during the development
          stage                                                         (42,961)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   27,645
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 29,669
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                         Three                 Six           June 27, 1988
                                         Months               Months           (Date of
                                         Ended                Ended          Inception) to
                                  September 30, 1996   September 30, 1996  September 30, 1996
                                  ------------------   ------------------  ------------------
REVENUE - INTEREST INCOME             $        23         $        30         $    14,499

DEVELOPMENT COST                               25                 444              57,460
                                      -----------         -----------         -----------

NET (LOSS)                            $        (2)        $      (414)        $   (42,961)
                                      ===========         ===========         ===========

NET (LOSS)  PER COMMON
   SHARE                              $     (.000)        $     (.000)
                                      ===========         ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

       Basic and diluted                2,232,500           2,232,500
                                      ===========         ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                                                               Paid in         Deficit
                                                                                             Capital in      Accumulated
                                   Preferred Stock                   Common Stock             Excess of       During the
                              -------------------------       -------------------------       Par Value      Development
                                Shares          Amount          Shares          Amount        of Stock          Stage
                              ---------       ---------       ---------       ---------      ----------       ---------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994               0       $       0               0       $       0       $       0       $  (1,034)
                              ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, MARCH 31, 1994               0               0       2,232,500           2,233          68,373         (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995               0               0               0               0               0          (1,072)
                              ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, MARCH 31, 1995               0               0       2,232,500           2,233          68,373         (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996               0               0               0               0               0         (25,857)
                              ---------       ---------       ---------       ---------       ---------       ---------

BALANCE, MARCH 31, 1996               0               0       2,232,500           2,233          68,373         (42,547)

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1996                 0               0               0               0               0            (414)
                              ---------       ---------       ---------       ---------       ---------       ---------

BALANCE,
   SEPTEMBER 30, 1996                 0       $       0       2,232,500       $   2,233       $  68,373       $ (42,961)
                              =========       =========       =========       =========       =========       =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                           Six           June 27, 1988
                                                          Months            (Date of
                                                          Ended           Inception) to
                                                   September 30, 1996  September 30, 1996
                                                   ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                        $   (414)         $(42,961)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                    0            23,750
             Amortization                                       0                69
       Changes in operating assets and liabilities
          Deferred income tax                                   0               (69)
          Accounts payable                                      0             2,024
                                                         --------          --------

               NET CASH (USED) BY
                  OPERATING ACTIVITIES                       (414)          (17,187)
                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                 0           (50,000)
                                                         --------          --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                          0           (50,000)
                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                   0            95,250
       Offering costs incurred                                  0           (24,644)
       Acquisition of organization costs                        0              (500)
                                                         --------          --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                          0            70,106
                                                         --------          --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                      (414)            2,919

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      3,333                 0
                                                         --------          --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $  2,919          $  2,919
                                                         ========          ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1996
                                   (UNAUDITED)

                                                Six              June 27, 1988
                                               Months              (Date of
                                               Ended             Inception) to
                                        September 30, 1996    September 30, 1996
                                        ------------------    ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                        $         0          $          0
                                            ===========          ============

       Taxes paid                           $         0          $        132
                                            ===========          ============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1996 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of September 30, 1996, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $444 of development costs for the six months ended September 30, 1996 and $57,640 for the period from June 27, 1988 (date of development stage) to September 30, 1996.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                                      $      (414)
                                                                            -----------

            The provision for income taxes is estimated as follows:
                   Currently payable                                        $         0
                                                                            -----------
                   Deferred                                                 $         0
                                                                            -----------

            A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal Statutory rates is as follows:
                   Tax at U.S. Federal Statutory income tax rates           $         0
                                                                            -----------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)

            Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
              liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws
                   The net deferred tax assets is:                           $        0
                                                                             ----------
                   The net deferred tax liability is:                        $        0
                                                                             ----------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                                Deferred Tax
                                                                          -------------------------
                                                                            Assets      Liabilities
                                                                          ----------    -----------
                  Net operating loss                                      $    6,444    $         0

                  Valuation allowance                                          6,444              0
                                                                          ----------    -----------

                  Total deferred taxes                                    $        0    $         0
                                                                          ==========    ===========

            A reconciliation of the valuation allowance is as follows:

                  Balance, April 1, 1996                                                $     6,382

                  Addition for the six months ended September 30, 1996                           62
                                                                                        -----------

                  Balance, September 30, 1996                                           $     6,444
                                                                                        ===========

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at September 30,
            1996

                   Year Ended               Amount              Expiration Date
                   ----------               ------              ---------------

                 March 31, 1990          $     1,590            March 31, 2005
                 March 31, 1991                6,415            March 31, 2006
                 March 31, 1992                3,809            March 31, 2007
                 March 31, 1993                2,770            March 31, 2008
                 March 31, 1994                1,034            March 31, 2009
                 March 31, 1995                1,072            March 31, 2010
                 March 31, 1996               25,857            March 31, 2011
                                         -----------

                                         $    42,547
                                         ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of September 30, 1996 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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