Form 10QSB
period 1996-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-02
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1996

                                       or

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

      Class                        Outstanding at December 31, 1996
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

The Company realized a net profit of $23 from operations for the three month period ended December 30, 1996 compared to a net loss of ($433) for the three month period ended December 30, 1995. For the three month period ended December 31, 1996, the Company had revenues of $23. The Company had revenues of ($403) for the three month period ended December 31, 1995. The net gain and net loss per share for the three month periods ended December 31, 1996 and 1995 was nil.

The Company realized a net loss of ($391) from operations for the nine month period ended December 31, 1996 compared to a net gain of $1,158 for the nine month period ended December 31, 1995. For the nine month period ended December 31, 1996, the Company had revenues of $53, composed mostly of interest income. The Company had revenues of $3,415 for the nine month period ended December 31, 1995. The net loss and gain per share for the nine month periods ended December 31, 1996 and 1995 was nil.

The Company had no development costs for the three month period ended December 31, 1996 compared to costs and expenses of $30 for the three month period ended December 31, 1995.

The Company's assets at December 31, 1996 were $29,692 compared to assets of approximately $56,500 at December 31, 1995. The difference is due to the Company's write off of a portion of the $50,000 loan it made which was not paid back timely. The Company's liabilities at December 31, 1996 were approximately $2,024 compared to liabilities of approximately $1,383 at December 31, 1995. The difference is attributable to development costs.

Total shareholder equity decreased from $55,074 at December 31, 1995 to $27,668 at December 31, 1996.

Liquidity and Capital Resources

As of December 31, 1996, the Company had working capital of approximately $900 consisting of $2,942 in current assets and $2,024 in current liabilities. The Company had working capital of approximately $54,500 at December 31, 1995 consisting of $55,957 in current assets and $1,383 in current liabilities. The Company had adequate working capital for its current operations. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 1996. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                         UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                    /s/ Mehrdad Alborz
                                         ---------------------------------------
                                         Mehrdad Alborz, CEO, CFO

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the three and nine months then ended and for the period from June 27, 1988 (Date of Inception) to December 31, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1996
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $  2,942

OTHER ASSETS
       Note receivable, less allowance for doubtful accounts           $ 26,250
       Intangible assets                                                    500
                                                                       --------

            TOTAL OTHER ASSETS                                           26,750
                                                                       --------

            TOTAL ASSETS                                               $ 29,692
                                                                       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                $  2,024
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  2,024

STOCKHOLDERS' EQUITY
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   68,373
       Deficit accumulated during the development
          stage                                                         (42,938)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY                                   27,668
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY                                                   $ 29,692
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1996
                                   (UNAUDITED)

                                        Three                 Nine             June 27, 1988
                                        Months               Months              (Date of
                                        Ended                Ended             Inception) to
                                  December 31, 1996    December 31, 1996     December 31, 1996
                                  -----------------    -----------------     -----------------
REVENUE - INTEREST INCOME            $        23          $        53           $    14,522

DEVELOPMENT COST                               0                  444                57,460
                                     -----------          -----------           -----------

NET INCOME (LOSS)                    $        23          $      (391)          $   (42,938)
                                     ===========          ===========           ===========

NET INCOME (LOSS)  PER
   COMMON SHARE                      $      .000           $     (.001)
                                     ===========           ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

      Basic and diluted                2,232,500            2,232,500
                                     ===========           ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1996
                                   (UNAUDITED)

                                                                                     Paid in       Deficit
                                                                                    Capital in   Accumulated
                                   Preferred Stock              Common Stock        Excess of     During the
                            -----------------------     -----------------------     Par Value    Development
                              Shares        Amount        Shares        Amount       of Stock        Stage
                            ---------     ---------     ---------     ---------     ----------   -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994             0     $       0             0     $       0     $       0     $  (1,034)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1994             0             0     2,232,500         2,233        68,373       (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995             0             0             0             0             0        (1,072)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1995             0             0     2,232,500         2,233        68,373       (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996             0             0             0             0             0       (25,857)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1996             0             0     2,232,500         2,233        68,373       (42,547)

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   DECEMBER 31, 1996                0             0             0             0             0          (391)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE,
   DECEMBER 31, 1996                0     $       0     2,232,500     $   2,233     $  68,373     $ (42,938)
                            =========     =========     =========     =========     =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1996
                                   (UNAUDITED)

                                                          Nine           June 27, 1988
                                                         Months            (Date of
                                                          Ended          Inception) to
                                                    December 31, 1996  December 31, 1996
                                                    -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                        $   (391)         $(42,938)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                    0            23,750
             Amortization                                       0                69
       Changes in operating assets and liabilities
          Deferred income tax                                   0               (69)
          Accounts payable                                      0             2,024
                                                         --------          --------

             NET CASH (USED) BY
                OPERATING ACTIVITIES                         (391)          (17,164)
                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                 0           (50,000)
                                                         --------          --------

             NET CASH (USED) BY
                INVESTING ACTIVITIES                            0           (50,000)
                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                   0            95,250
       Offering costs incurred                                  0           (24,644)
       Acquisition of organization costs                        0              (500)
                                                         --------          --------

             NET CASH PROVIDED BY
                FINANCING ACTIVITIES                            0            70,106
                                                         --------          --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                      (391)            2,942

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      3,333                 0
                                                         --------          --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $  2,942          $  2,942
                                                         ========          ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1996
                                   (UNAUDITED)

                                                   Nine          June 27, 1988
                                                  Months            (Date of
                                                  Ended          Inception) to
                                           December 31, 1996   December 31, 1996
                                           -----------------   -----------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                           $       0          $       0
                                               =========          =========

       Taxes paid                              $       0          $     132
                                               =========          =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1996 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of December 31, 1996, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $444 of development costs for the nine months ended December 31, 1996 and $57,460 for the period from June 27, 1988 (date of development stage) to December 31, 1996.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                                           $    (391)
                                                                                 ---------

            The provision for income taxes is estimated as follows:
                   Currently payable                                             $       0
                                                                                 ---------
                   Deferred                                                      $       0
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
                                                                                 ---------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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
                                                                                  ----------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                                  Deferred Tax
                                                                           ------------------------
                                                                             Assets     Liabilities
                                                                           ---------    -----------
                Net operating loss                                         $   6,441    $         0

                Valuation allowance                                            6,441              0
                                                                           ---------    -----------

                Total deferred taxes                                       $       0    $         0
                                                                           =========    ===========

            A reconciliation of the valuation allowance is as follows:

                Balance, April 1, 1996                                                  $     6,382

                Addition for the nine months ended December 31, 1996                             59
                                                                                        -----------

                Balance, December 31, 1996                                              $     6,441
                                                                                        ===========

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at December 31, 1996

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
                                            ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of December 31, 1996 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                   (UNAUDITED)

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