Form 10QSB
period 1997-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-02
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

                                       or

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. |_|Yes |_|No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at June 30, 1997
Common Stock, $.001                        2,232,500 shares
      par value                            ----------------
                                       Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes|_| No|x|

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

The Company realized a net loss of ($2,466) from operations for the three month period ended June 30, 1997 compared to a net loss of ($412) for the three month period ended June 30, 1996. For the three month period ended June 30, 1997, the Company had revenues of $8, composed of interest income. The Company had revenue of $7 for the three month period ended June 30, 1996. The net loss per share for the three month periods ended June 30, 1997 and 1996 was nil.

The Company had development costs of $2,474 for the three month period ended June 30, 1997 compared to costs and expenses of $419 for the three month period ended June 30, 1996.

The Company's assets at June 30, 1997 were $1,050 compared to assets of approximately $29,500 at June 30, 1996. The difference is due to the Company's writing off the entire promissory note as described above. The Company's liabilities at June 30, 1997 were approximately $5,024 compared to liabilities of approximately $2,024 at June 30, 1996.

Total shareholder equity decreased from $27,647 at June 30, 1996 to a deficit of ($3,974) at June 30, 1997 due to the write off of the promissory note.

Liquidity and Capital Resources

As of June 30, 1997, the Company had no working capital. The Company had working capital of approximately $900 at June 30, 1996 consisting of $2,921 in current assets and $2,024 in current liabilities. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 1997. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001               /s/ Mehrdad Alborz
                                    --------------------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT..............................        1

FINANCIAL STATEMENTS

      Balance Sheet.................................................        2

      Statements of Operations......................................        3

      Statement of Changes in Stockholders' Equity (Deficit) .......      4 - 5

      Statements of Cash Flows......................................      6 - 7

      Notes to Financial Statements.................................      8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1997
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $  1,050
                                                                       --------

            TOTAL ASSETS                                               $  1,050
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  2,024
       Compensation payable, officer                                      3,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  5,024

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (76,580)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (3,974)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $  1,050
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)

                                                    Three          June 27, 1988
                                                    Months           (Date of
                                                    Ended          Inception) to
                                                June 30, 1997      June 30, 1997
                                                 -----------        -----------

REVENUE - INTEREST INCOME                        $         8        $    14,628

DEVELOPMENT COST                                       2,474             91,208
                                                 -----------        -----------

NET (LOSS)                                       $    (2,466)       $   (76,580)
                                                 ===========        ===========

NET (LOSS) PER COMMON SHARE                      $     (.001)
                                                 ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                           2,232,500
                                                 ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1997
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1997
                                   (UNAUDITED)

                                                                            Paid in      Deficit
                                                                           Capital in    Accumulated
                              Preferred Stock          Common Stock        Excess of     During the
                           ---------------------   ---------------------   Par Value     Development
                             Shares      Amount      Shares      Amount    of Stock          Stage
                           ---------   ---------   ---------   ---------   ---------      ---------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994            0   $       0           0   $       0   $       0      $  (1,034)
                           ---------   ---------   ---------   ---------   ---------      ---------

BALANCE, MARCH 31, 1994            0           0   2,232,500       2,233      68,373        (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995            0           0           0           0           0         (1,072)
                           ---------   ---------   ---------   ---------   ---------      ---------

BALANCE, MARCH 31, 1995            0           0   2,232,500       2,233      68,373        (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996            0           0           0           0           0        (25,857)
                           ---------   ---------   ---------   ---------   ---------      ---------

BALANCE, MARCH 31, 1996            0           0   2,232,500       2,233      68,373        (42,547)

CAPITAL CONTRIBUTION               0           0           0           0       2,000              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997            0           0           0           0           0        (31,567)
                           ---------   ---------   ---------   ---------   ---------      ---------

BALANCE, MARCH 31, 1997            0           0   2,232,500       2,233      70,373        (74,114)

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   JUNE 30, 1997                   0           0           0           0           0         (2,466)
                           ---------   ---------   ---------   ---------   ---------      ---------

BALANCE, JUNE 30, 1997             0   $       0   2,232,500   $   2,233   $  70,373      $ (76,580)
                           =========   =========   =========   =========   =========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)

                                                       Three      June 27, 1988
                                                       Months       (Date of
                                                       Ended      Inception) to
                                                   June 30, 1997  June 30, 1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                    $ (2,466)      $(76,580)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                0         50,000
             Amortization                                   0            500
       Changes in operating assets and liabilities
          Accounts payable                                  0          5,024
                                                     --------       --------
               NET CASH (USED) BY
                  OPERATING ACTIVITIES                 (2,466)       (21,056)
                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                             0        (50,000)
                                                     --------       --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                      0        (50,000)
                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock               0         97,250
       Offering costs incurred                              0        (24,644)
       Acquisition of organization costs                    0           (500)
                                                     --------       --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                      0         72,106
                                                     --------       --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                (2,466)         1,050

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                  3,516              0
                                                     --------       --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                     $  1,050       $  1,050
                                                     ========       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1997
                                   (UNAUDITED)

                                                       Three      June 27, 1988
                                                       Months       (Date of
                                                       Ended      Inception) to
                                                   June 30, 1997  June 30, 1997
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
                                                     ========       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

            See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1997 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of June 30, 1997, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,474 of development costs for the three months ended June 30, 1997 and $91,208 for the period from June 27, 1988 (date of development stage) to June 30, 1997.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                                  $(2,466)
                                                                        -------

            The provision for income taxes is estimated as follows:
                   Currently payable                                    $     0
                                                                        -------
                   Deferred                                             $     0
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
                                                                        -------

            See Accompanying Notes and Independent Accountants' Review Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)
            Deferred income tax assets and liabilities reflect
              the impact of temporary differences between
              amounts of assets and liabilities for financial
              reporting purposes and the basis of such assets
              and liabilities as measured by tax laws.
                   The net deferred tax assets is:                     $       0
                                                                       ---------
                   The net deferred tax liability is:                  $       0
                                                                       ---------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                               Deferred Tax
                                                           --------------------
                                                           Assets   Liabilities
                                                           ------   -----------

                  Net operating loss                       $11,487     $    0

                  Valuation allowance                       11,487          0
                                                           -------     ------

                  Total deferred taxes                     $     0     $    0
                                                           =======     ======

            A reconciliation of the valuation allowance is as follows:

                  Balance, April 1, 1997                               $ 11,117

                  Addition for the three months ended June 30, 1997         370
                                                                       ---------

                  Balance, June 30, 1997                               $ 11,487
                                                                       =========

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at June 30, 1997

                    Year Ended           Amount            Expiration Date
                    ----------           ------            ---------------

                  March 31, 1990       $  1,590            March 31, 2005
                  March 31, 1991          6,415            March 31, 2006
                  March 31, 1992          3,809            March 31, 2007
                  March 31, 1993          2,770            March 31, 2008
                  March 31, 1994          1,034            March 31, 2009
                  March 31, 1995          1,072            March 31, 2010
                  March 31, 1996         25,857            March 31, 2011
                  March 31, 1997         31,567            March 31, 2012
                                       --------

                                       $ 74,114
                                       ========

            See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of June 30, 1997 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

            See Accompanying Notes and Independent Accountants' Review Report.