Form 10QSB
period 1997-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-02
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                       or

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

      Class                        Outstanding at September 30, 1997
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

On August 17, 1995, the Company executed a letter of intent to acquire a privately held operating company in a reverse acquisition. The proposed merger was conditional upon the following events: (1) the operating company would plan, finance, construct, and operate a 200 bed hospital in Bahrain, (2) the hospital is to be used as a teaching hospital in conjunction with the Arabian Gulf University (AGU) Medical School, (3) the land for the project is to be donated by AGU, (4) the operating company would have the cooperation of the Bahrain government and required licensing authorities, and (5) the operating company would have authorization of the local military hospital to open and operate the facility, and the funds and purchasing ability to acquire the personnel, equipment and supplies for that purpose. In connection with the proposed merger, the Company advanced $50,000 to a merger candidate. The advance was evidenced by a promissory note due August 17, 1996, at 8 percent interest. As of August 17, 1996, the merger candidate had failed to repay the advance. All of its effort to collect the loan have been to no avail and the Company has written off the loan.

Results of Operations

The Company had no operating revenues, however, it earned interest on its cash accounts.

The Company realized a net loss of ($22) from operations for the three month period ended September 30, 1997 compared to a net loss of ($2) for the three month period ended September 30, 1996. For the three month period ended September 30, 1997, the Company had revenues of $8 composed primarily of interest income. The Company had revenues of $23 for the three month period ended September 30, 1996. The net loss per share for the three month periods ended September 30, 1997 and September 30 ,1996 was nil.

The Company realized a net loss of ($2,488) from operations for the six month period ended September 30, 1997 compared to a net loss of ($414) for the six month period ended September 30, 1996. For the six month period ended September 30, 1997, the Company had revenues of $16, composed of interest income. The Company had revenues of $30 for the six month period ended September 30, 1996. The net loss per share for the six month period ended September 30, 1997 was ($.001). The net loss per share for the six month period ended September 30, 1996 was nil.

The Company had development costs of $30 for the three month period ended September 30, 1997 compared to costs and expenses of $25 for the three month period ended September 30, 1996.

The Company's assets at September 30, 1997 were $1,028 compared to assets of approximately $29,500 at September 30, 1996. The difference is due to the Company's loan to a potential merger candidate and subsequent write off the loan it made to the candidate. The Company's liabilities at September 30, 1997 were approximately $5,024 compared to liabilities of approximately $2,024 at September 30, 1996.

Total shareholder equity decreased from $27,645 at September 30, 1996 to a deficit of ($3,996) at September 30, 1997.

Liquidity and Capital Resources

As of September 30, 1997, the Company had no working capital. The Company had working capital of approximately $900 at September 30, 1996 consisting of $2,919 in current assets and $2,024 in current liabilities. The Company did not have adequate working capital for its current operations. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 1997. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001               /s/ Mehrdad Alborz
                                    ---------------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $  1,028
                                                                       --------

            TOTAL ASSETS                                               $  1,028
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  2,024
       Compensation payable, officer                                      3,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  5,024

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (76,602)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (3,996)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $  1,028
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                        Three                   Six                June 27, 1988
                                        Months                 Months                 (Date of
                                        Ended                  Ended                Inception) to
                                  September 30, 1997     September 30, 1997      September 30, 1997
                                  ------------------     ------------------      ------------------
REVENUE - INTEREST INCOME            $         8             $        16             $    14,636

DEVELOPMENT COST                              30                   2,504                  91,238
                                     -----------             -----------             -----------

NET (LOSS)                           $       (22)            $    (2,488)            $   (76,602)
                                     ===========             ===========             ===========

NET (LOSS) PER COMMON
   SHARE                             $     (.000)            $     (.001)
                                     ===========             ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

      Basic and diluted                2,232,500               2,232,500
                                     ===========             ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                   Paid in      Deficit
                                                                                  Capital in  Accumulated
                                  Preferred Stock             Common Stock        Excess of   During the
                              ----------------------    ----------------------    Par Value   Development
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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                Paid in      Deficit
                                                                               Capital in  Accumulated
                               Preferred Stock            Common Stock         Excess of   During the
                           ----------------------    ----------------------    Par Value   Development
                             Shares       Amount       Shares       Amount     of Stock       Stage
                           ---------    ---------    ---------    ---------    ----------  -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994            0    $       0            0    $       0    $       0    $  (1,034)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1994            0            0    2,232,500        2,233       68,373      (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995            0            0            0            0            0       (1,072)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1995            0            0    2,232,500        2,233       68,373      (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996            0            0            0            0            0      (25,857)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1996            0            0    2,232,500        2,233       68,373      (42,547)

CAPITAL CONTRIBUTION               0            0            0            0        2,000            0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997            0            0            0            0            0      (31,567)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1997            0            0    2,232,500        2,233       70,373      (74,114)

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1997              0            0            0            0            0       (2,488)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE,
   SEPTEMBER 30, 1997              0    $       0    2,232,500    $   2,233    $  70,373    $ (76,602)
                           =========    =========    =========    =========    =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                            Six            June 27, 1988
                                                           Months            (Date of
                                                           Ended           Inception) to
                                                    September 30, 1997   September 30, 1997
                                                    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                         $ (2,488)          $(76,602)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                     0             50,000
             Amortization                                        0                500
       Changes in operating assets and liabilities
          Accounts payable                                       0              5,024
                                                          --------           --------

             NET CASH (USED) BY
                OPERATING ACTIVITIES                        (2,488)           (21,078)
                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                  0            (50,000)
                                                          --------           --------

             NET CASH (USED) BY
                INVESTING ACTIVITIES                             0            (50,000)
                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                    0             97,250
       Offering costs incurred                                   0            (24,644)
       Acquisition of organization costs                         0               (500)
                                                          --------           --------

             NET CASH PROVIDED BY
                FINANCING ACTIVITIES                             0             72,106
                                                          --------           --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     (2,488)             1,028

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       3,516                  0
                                                          --------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $  1,028           $  1,028
                                                          ========           ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                            Six            June 27, 1988
                                                           Months            (Date of
                                                           Ended           Inception) to
                                                    September 30, 1997   September 30, 1997
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
                                                          ========           ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1997 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of September 30, 1997, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,504 of development costs for the six months ended September 30, 1997 and $91,238 for the period from June 27, 1988 (date of development stage) to September 30, 1997.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                                 $ (2,488)
                                                                       --------

            The provision for income taxes is estimated as follows:
               Currently payable                                       $      0
                                                                       --------
               Deferred                                                $      0
                                                                       --------

            A reconciliation of the provision for income taxes
             compared with the amounts at the U.S. Federal
             Statutory rates is as follows:
               Tax at U.S. Federal Statutory income tax rates          $      0
                                                                       --------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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
                                                                       ---------

            Temporary differences and carryforwards that gave rise to
             deferred tax assets and liabilities included the following:

                                                               Deferred Tax
                                                        ------------------------
                                                        Assets       Liabilities
                                                        -------      -----------

               Net operating loss                       $11,487        $     0

               Valuation allowance                       11,487              0
                                                        -------        -------

               Total deferred taxes                     $     0        $     0
                                                        =======        =======

            A reconciliation of the valuation allowance is as follows:

               Balance, April 1, 1997                                  $11,117

               Addition for the six months ended September 30, 1997        370
                                                                       -------

               Balance, September 30, 1997                             $11,487
                                                                       =======

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at September 30,
            1997

                  Year Ended               Amount               Expiration Date
                --------------         --------------           ---------------

                March 31, 1990         $        1,590           March 31, 2005
                March 31, 1991                  6,415           March 31, 2006
                March 31, 1992                  3,809           March 31, 2007
                March 31, 1993                  2,770           March 31, 2008
                March 31, 1994                  1,034           March 31, 2009
                March 31, 1995                  1,072           March 31, 2010
                March 31, 1996                 25,857           March 31, 2011
                March 31, 1997                 31,567           March 31, 2012
                                       --------------

                                       $       74,114
                                       ==============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of September 30, 1997 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.