Form 10QSB
period 1994-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1994

                                       or

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

      Class                        Outstanding at September 30, 1994
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

The Company realized a net loss of ($1,415) from operations for the three month period ended September 30, 1994 compared to a loss of ($1,538) for the three month period ended September 30, 1993. For the three month period ended September 30, 1994, the Company had revenues of $389, composed of interest income. The Company had revenue of $280 for the three month period ended September 30, 1993. The net loss per share for the three month periods ended September 30, 1994 and 1993 was nil and ($.001), respectively.

The Company realized a net loss of ($1,823) from operations for the six month period ended September 30, 1994 compared to a loss of ($1,288) for the six month period ended September 30, 1993. For the six month period ended September 30, 1994, the Company had revenues of $614, composed of interest income. The Company had revenues of $631 for the six month period ended September 30, 1993. The net loss per share for the six month periods ended September 30, 1994 and 1993 was nil and ($.001), respectively.

The Company had development costs of $1,804 for the three month period ended

September 30, 1994 compared to costs and expenses of $1,818 for the three month period ended September 30, 1993.

The Company's assets at September 30, 1994 were $54,829 compared to assets of approximately $55,000 at September 30, 1993. The difference is due to the Company's development costs. The Company's liabilities at September 30, 1994 were approximately $1,664 compared to liabilities of approximately $500 at September 30, 1993.

Total shareholder equity decreased from $54,734 at September 30, 1993 to $53,165 at September 30, 1994.

Liquidity and Capital Resources

As of September 30, 1994, the Company had working capital of approximately $52,500 consisting of $54,329 in current assets and $1,664 in current liabilities. The Company had working capital of approximately $54,000 at September 30, 1993 consisting of approximately $55,000 in current assets and $500 in current liabilities. The Company had adequate working capital for its current operations. Presently, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 1994. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001               /s/ Mehrdad Alborz
                                    ---------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 1994, and the related statements of operations, changes in stockholders' equity and cash flows for the three and six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona


May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                           $      54,329

INTANGIBLE ASSETS                                                    500
                                                           -------------

            TOTAL ASSETS                                   $      54,829
                                                           =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                         $      1,664
                                                           ------------

         TOTAL CURRENT LIABILITIES                         $      1,664

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.001 per share
     Authorized - 40,000,000 shares
     Issued and outstanding - 0 - shares                              0
  Common stock, par value $0.001 per share
     Authorized 100,000,000 shares
     Issued and outstanding - 2,232,500 shares                    2,233
  Paid in capital in excess of par value                         68,373
  Deficit accumulated during the development
     stage                                                      (17,441)
                                                           ------------

       TOTAL STOCKHOLDERS' EQUITY                                53,165
                                                           ------------

       TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY                                            $     54,829
                                                           ============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1994
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1994
                                   (UNAUDITED)

                                      Three                 Six             June 27, 1988
                                      Months               Months             (Date of
                                      Ended                Ended            Inception) to
                               September 30, 1994    September 30, 1994   September 30, 1994
                               ------------------    ------------------   ------------------
REVENUE - INTEREST INCOME       $          389        $          614        $       4,384

DEVELOPMENT COST                         1,804                 2,437               21,825
                                --------------        --------------        -------------

NET (LOSS)                      $       (1,415)       $       (1,823)       $     (17,441)
                                ==============        ==============        ==============

NET (LOSS) PER COMMON
   SHARE                        $        (.000)       $        (.000)
                                ==============        ==============

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

     Basic and diluted               2,232,500             2,232,500
                                ==============        ==============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1994
                                   (UNAUDITED)


                                                                                                Paid in        Deficit
                                                                                               Capital in     Accumulated
                                     Preferred Stock               Common Stock                Excess of      During the
                                  ----------------------      ------------------------         Par Value      Development
                                   Shares        Amount        Shares         Amount            of Stock        Stage
                                  ----------    ---------     ----------    -----------        -----------   -----------
AT DATE OF INCEPTION                       0   $        0              0    $         0        $         0   $         0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                    0            0      1,500,000          1,500             20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                          0            0              0              0                  0           538
                                  ----------    ---------     ----------    -----------          ---------   -----------

BALANCE, MARCH 31, 1989                    0            0       1,500,000         1,500             20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                    0            0              0              0                  0        (2,128)
                                  ----------    ---------     ----------    -----------           ---------   ----------

BALANCE, MARCH 31, 1990                    0            0      1,500,000          1,500             20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646                 0            0        732,500            733             47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                    0            0              0              0                  0        (6,415)
                                  ----------    ---------     ----------    -----------           ---------   ----------

BALANCE, MARCH 31, 1991                    0            0      2,232,500          2,233             68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                    0            0              0              0                  0        (3,809)
                                  ----------    ---------     ----------    -----------           ---------   ----------

BALANCE, MARCH 31, 1992                    0            0      2,232,500          2,233             68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                    0            0              0              0                  0        (2,770)
                                  ----------    ---------     ----------    -----------           ---------   ----------

BALANCE, MARCH 31, 1993                    0            0      2,232,500          2,233             68,373       (14,584)

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1994
                                   (UNAUDITED)

                                                                                              Paid in           Deficit
                                                                                             Capital in       Accumulated
                                     Preferred Stock               Common Stock              Excess of         During the
                                  ----------------------       -----------------------       Par Value        Development
                                   Shares        Amount         Shares         Amount         of Stock           Stage
                                  ----------    ---------      ---------     ----------      ----------       ----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                    0    $       0              0     $        0      $        0       $   (1,034)
                                  ----------    ---------      ---------     ----------      ----------       ----------

BALANCE, MARCH 31, 1994                    0            0      2,232,500          2,233          68,373          (15,618)

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1994                      0            0              0              0               0           (1,823)
                                  ----------    ---------      ---------     ----------      ----------       ----------

BALANCE,
   SEPTEMBER 30, 1994                      0    $       0      2,232,500     $    2,233      $   68,373       $  (17,441)
                                  ==========    =========      =========     ==========      ===========      ==========

          See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1994
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1994
                                   (UNAUDITED)

                                                                     Six                     June 27, 1988
                                                                    Months                     (Date of
                                                                    Ended                    Inception) to
                                                             September 30, 1994           September 30, 1994
                                                             ------------------           ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                            $           (1,823)          $          (17,441)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Amortization                                                     0                           69
       Changes in operating assets and liabilities
          Deferred income tax                                                 0                          (69)
          Accounts payable                                                  689                        1,664
                                                             ------------------           ------------------

               NET CASH (USED) BY OPERATING
                  ACTIVITIES                                             (1,134)                     (15,777)
                                                             ------------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                 0                       95,250
       Offering costs incurred                                                0                      (24,644)
       Acquisition of organization costs                                      0                         (500)
                                                             ------------------           ------------------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                        0                       70,106
                                                             ------------------           ------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                  (1,134)                      54,329

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   55,463                            0
                                                             ------------------           ------------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $           54,329           $           54,329
                                                             ==================           ==================

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                         $                0           $                0
                                                             ==================           ==================

       Taxes paid                                            $                0           $              132
                                                             ==================           ==================

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)


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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1994 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of September 30, 1994, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,437 of development costs for the six months ended September 30, 1994 and $21,825 for the period from June 27, 1988 (date of development stage) to September 30, 1994.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                               $       (1,823)
                                                                     --------------

            The provision for income taxes is estimated as follows:
                   Currently payable                                 $            0
                                                                     --------------
                   Deferred                                          $            0
                                                                     --------------

            A reconciliation of the provision for income taxes
              compared with the amounts at the U.S. Federal
              Statutory rates is as follows:
                Tax at U.S. Federal Statutory income tax rates       $            0
                                                                     --------------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)

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
                                                                       ---------

            Temporary  differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                                  Deferred Tax
                                                           ---------------------------
                                                              Assets       Liabilities
                                                           ------------    -----------
                Net operating loss                         $      2,616   $          0

                Valuation allowance                               2,616              0
                                                           ------------   ------------

                Total deferred taxes                       $          0   $          0
                                                           ============   ============

            A reconciliation of the valuation allowance is as follows:

                Balance, April 1, 1994                                    $      2,343

                Addition for the six months ended September 30, 1994               273
                                                                            ----------

                Balance, September 30, 1994                               $      2,616
                                                                          ============

NOTE 4      TAX CARRYFORWARD

           The company has the following tax carryforwards at September 30, 1994

                      Year Ended                  Amount           Expiration Date
                      ----------               ------------        ---------------
                    March 31, 1990             $      1,590        March 31, 2005
                    March 31, 1991                    6,415        March 31, 2006
                    March 31, 1992                    3,809        March 31, 2007
                    March 31, 1993                    2,770        March 31, 2008
                    March 31, 1994                    1,034        March 31, 2009
                                               ------------

                                               $     15,618
                                               ============

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                   (UNAUDITED)


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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of September 30, 1994 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.