Form 10QSB
period 1997-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1997

                          or

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

      Class                                     Outstanding at December 31, 1997
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 1997 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

The Company realized a net loss of ($27) from operations for the three month period ended December 30, 1997 compared to a net gain of $23 for the three month period ended December 30, 1996. For the three month period ended December 31, 1997, the Company had revenues of $8. The Company had revenues of $23 for the three month period ended December 31, 1996. The net loss and net gain per share for the three month periods ended December 31, 1997 and 1996 was nil.

The Company realized a net loss of ($2,515) from operations for the nine month period ended December 31, 1997 compared to a net loss of ($391) for the nine month period ended December 31, 1996. For the nine month period ended December 31, 1997, the Company had revenues of $24, composed mostly of interest income. The Company had revenues of $53 for the nine month period ended December 31, 1996. The net loss per share for the nine month periods ended December 31, 1997 and 1996 was ($.001) and nil, respectively.

The Company had development costs of $35 for the three month period ended December 31, 1997 compared to no costs and expenses for the three month period ended December 31, 1996.

The Company's assets at December 31, 1997 were $1,001 compared to assets of approximately $29,500 at December 31, 1996. The difference is due to the Company's write off of the balance of the $50,000 loan it made. The Company's liabilities at December 31, 1997 were approximately $5,024 compared to liabilities of approximately $2,024 at December 31, 1996. The difference is attributable to development costs.

Total shareholder equity decreased from $27,668 at December 31, 1996 to a deficit of ($4,023) at December 31, 1997.

Liquidity and Capital Resources

As of December 31, 1997, the Company had no working capital. The Company had working capital of approximately $900 at December 31, 1996 consisting of $2,942 in current assets and $2,024 in current liabilities. The Company does not have adequate working capital for its operations. Presently, the Company has no working capital and is seeking a merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 1997. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................          1

FINANCIAL STATEMENTS

       Balance Sheet..............................................          2

       Statements of Operations...................................          3

       Statement of Changes in Stockholders' Equity (Deficit).....        4 - 5

       Statements of Cash Flows...................................        6 - 7

       Notes to Financial Statements..............................        8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and nine months then ended and for the period from June 27, 1988 (Date of Inception) to December 31, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1997
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $  1,001
                                                                       --------

            TOTAL ASSETS                                               $  1,001
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  2,024
       Compensation payable, officer                                      3,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  5,024

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (76,629)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (4,023)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $  1,001
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1997
                                   (UNAUDITED)

                                      Three                Nine             June 27, 1988
                                     Months                Months             (Date of
                                      Ended                Ended            Inception) to
                                December 31, 1997    December 31, 1997    December 31, 1997
                                -----------------    -----------------    -----------------
REVENUE - INTEREST INCOME         $         8          $        24            $    14,644

DEVELOPMENT COST                           35                2,539                 91,273
                                  -----------          -----------            -----------

NET (LOSS)                        $       (27)         $    (2,515)           $   (76,629)
                                  ===========          ===========            ===========

NET (LOSS) PER
   COMMON SHARE                   $     (.000)         $     (.001)
                                  ===========          ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

     Basic and diluted              2,232,500            2,232,500
                                  ===========          ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1997
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1997
                                   (UNAUDITED)

                                                                           Paid in     Deficit
                                                                          Capital in  Accumulated
                             Preferred Stock          Common Stock         Excess of  During the
                          ---------------------   ---------------------    Par Value  Development
                            Shares      Amount     Shares      Amount      of Stock     Stage
                          ---------   ---------   ---------   ---------   ---------   ---------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994           0   $       0           0   $       0   $       0   $  (1,034)
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1994           0           0   2,232,500       2,233      68,373     (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995           0           0           0           0           0      (1,072)
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1995           0           0   2,232,500       2,233      68,373     (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996           0           0           0           0           0     (25,857)
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1996           0           0   2,232,500       2,233      68,373     (42,547)

CAPITAL CONTRIBUTION              0           0           0           0       2,000           0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997           0           0           0           0           0     (31,567)
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE, MARCH 31, 1997           0           0   2,232,500       2,233      70,373     (74,114)

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   DECEMBER 31, 1997              0           0           0           0           0      (2,515)
                          ---------   ---------   ---------   ---------   ---------   ---------

BALANCE,
   DECEMBER 31, 1997              0   $       0   2,232,500   $   2,233   $  70,373   $ (76,629)
                          =========   =========   =========   =========   =========   =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1997
                                   (UNAUDITED)

                                                           Nine           June 27, 1988
                                                          Months            (Date of
                                                          Ended           Inception) to
                                                     December 31, 1997   December 31, 1997
                                                     -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                        $ (2,515)           $(76,629)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                    0              50,000
             Amortization                                       0                 500
       Changes in operating assets and liabilities
          Accounts payable                                      0               5,024
                                                         --------            --------

           NET CASH (USED) BY
              OPERATING ACTIVITIES                         (2,515)            (21,105)
                                                         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                 0             (50,000)
                                                         --------            --------

           NET CASH (USED) BY
              INVESTING ACTIVITIES                              0             (50,000)
                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                   0              97,250
       Offering costs incurred                                  0             (24,644)
       Acquisition of organization costs                        0                (500)
                                                         --------            --------

           NET CASH PROVIDED BY
              FINANCING ACTIVITIES                              0              72,106
                                                         --------            --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                    (2,515)              1,001

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      3,516                   0
                                                         --------            --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $  1,001            $  1,001
                                                         ========            ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1997
                                   (UNAUDITED)

                                                 Nine            June 27, 1988
                                                 Months            (Date of
                                                 Ended           Inception) to
                                           December 31, 1997   December 31, 1997
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
                                                 ====                 ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1997 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of December 31, 1997, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,539 of development costs for the nine months ended December 31, 1997 and $91,273 for the period from June 27, 1988 (date of development stage) to December 31, 1997.

NOTE 3 INCOME TAXES

      (Loss) before income taxes                                               $(2,515)
                                                                               -------

      The provision for income taxes is estimated as follows:
             Currently payable                                                 $     0
                                                                               -------
             Deferred                                                          $     0
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
                                                                               -------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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
                                                                              --

      Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                       Deferred Tax
                                                  --------------------------
                                                  Assets         Liabilities
                                                  ------         -----------

      Net operating loss                          $11,494          $     0

      Valuation allowance                          11,494                0
                                                  -------          -------

      Total deferred taxes                        $     0          $     0
                                                  =======          =======

      A reconciliation of the valuation allowance is as follows:

      Balance, April 1, 1997                                       $11,117

      Addition for the nine months ended December 31, 1997             377
                                                                   -------

      Balance, December 31, 1997                                   $11,494
                                                                   =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at December 31, 1997

        Year Ended               Amount               Expiration Date
      --------------            -------               --------------

      March 31, 1990            $ 1,590               March 31, 2005
      March 31, 1991              6,415               March 31, 2006
      March 31, 1992              3,809               March 31, 2007
      March 31, 1993              2,770               March 31, 2008
      March 31, 1994              1,034               March 31, 2009
      March 31, 1995              1,072               March 31, 2010
      March 31, 1996             25,857               March 31, 2011
      March 31, 1997             31,567               March 31, 2012
                                -------

                                $74,114
                                =======

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

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

NOTE 7 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of December 31, 1997 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.