Form 10QSB
period 1998-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1998

                                       or

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

      Class                        Outstanding at June 30, 1998
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 1998 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

On August 17, 1995, the Company executed a letter of intent to acquire a privately held operating company in a reverse acquisition. The proposed merger never occurred and the $50,000 the Company had advanced under the proposed agreement was never repaid and was subsequently written off by the Company.

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

The Company realized a net loss of ($2,523) from operations for the three month period ended June 30, 1998 compared to a net loss of ($2,466) for the three month period ended June 30, 1997. For the three month period ended June 30, 1998, the Company had revenues of $7, composed of interest income. The Company had revenue of $8 for the three month period ended June 30, 1997. The net loss per share for the three month periods ended June 30, 1998 and 1997 was ($.001) and nil, respectively.

The Company had development costs of $2,530 for the three month period ended June 30, 1998 compared to costs and expenses of $2,474 for the three month period ended June 30, 1997.

The Company's assets at June 30, 1998 were $961 compared to assets of approximately $1,050 at June 30, 1997. The Company's liabilities at June 30, 1998 were approximately $7,316 compared to liabilities of approximately $5,024 at June 30, 1997.

Total shareholder equity decreased from a deficit of ($3,974) at June 30, 1997 to a deficit of ($6,355) at June 30, 1998.

Liquidity and Capital Resources

As of June 30, 1998 and 1997, the Company had no working capital. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1998

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ..............................      1

FINANCIAL STATEMENTS

       Balance Sheet ................................................      2

       Statements of Operations .....................................      3

       Statement of Changes in Stockholders' Equity (Deficit) .......    4 - 5

       Statements of Cash Flows .....................................    6 - 7

       Notes to Financial Statements ................................    8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1998
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $    961
                                                                       --------

            TOTAL ASSETS                                               $    961
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  4,316
       Compensation payable, officer                                      3,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  7,316

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (78,961)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (6,355)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $    961
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1998
                                   (UNAUDITED)

                                                    Three          June 27, 1988
                                                    Months            (Date of
                                                    Ended          Inception) to
                                                June 30, 1998      June 30, 1998
                                                -------------      -------------

REVENUE - INTEREST INCOME                        $         7         $ 14,715

DEVELOPMENT COST                                       2,530           93,676
                                                 -----------         --------

NET (LOSS)                                       $    (2,523)        $(78,961)
                                                 ===========         ========

NET (LOSS) PER COMMON SHARE                      $     (.001)
                                                 ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                           2,232,500
                                                 ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1998
                                   (UNAUDITED)

                                                                                                       Paid in          Deficit
                                                                                                     Capital in       Accumulated
                                       Preferred Stock                     Common Stock               Excess of       During the
                                  --------------------------        --------------------------        Par Value       Development
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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1998
                                   (UNAUDITED)

                                                                                                       Paid in          Deficit
                                                                                                     Capital in       Accumulated
                                       Preferred Stock                     Common Stock               Excess of       During the
                                  --------------------------        --------------------------        Par Value       Development
                                   Shares           Amount           Shares           Amount          of Stock           Stage
                                  ---------        ---------        ---------        ---------       ----------       -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                   0        $       0                0        $       0        $       0        $  (1,034)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1994                   0                0        2,232,500            2,233           68,373          (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                   0                0                0                0                0           (1,072)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1995                   0                0        2,232,500            2,233           68,373          (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                   0                0                0                0                0          (25,857)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1996                   0                0        2,232,500            2,233           68,373          (42,547)

CAPITAL CONTRIBUTION                      0                0                0                0            2,000                0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997                   0                0                0                0                0          (31,567)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1997                   0                0        2,232,500            2,233           70,373          (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998                   0                0                0                0                0           (2,324)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1998                   0                0        2,232,500            2,233           70,373          (76,438)

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   JUNE 30, 1998                          0                0                0                0                0           (2,523)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, JUNE 30, 1998                    0        $       0        2,232,500        $   2,233        $  70,373        $ (78,961)
                                  =========        =========        =========        =========        =========        =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1998
                                   (UNAUDITED)

                                                            Three        June 27, 1988
                                                            Months          (Date of
                                                            Ended        Inception) to
                                                        June 30, 1998    June 30, 1998
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                         $ (2,523)        $(78,961)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                     0           50,000
             Amortization                                        0              500
       Changes in operating assets and liabilities
          Accounts payable                                       0            7,316
                                                          --------         --------
               NET CASH (USED) BY
                  OPERATING ACTIVITIES                      (2,523)         (21,145)
                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                  0          (50,000)
                                                          --------         --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                           0          (50,000)
                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                    0           97,250
       Offering costs incurred                                   0          (24,644)
       Acquisition of organization costs                         0             (500)
                                                          --------         --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                           0           72,106
                                                          --------         --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     (2,523)             961

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       3,484                0
                                                          --------         --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $    961         $    961
                                                          ========         ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1998
                                   (UNAUDITED)

                                                      Three        June 27, 1988
                                                      Months          (Date of
                                                      Ended        Inception) to
                                                  June 30, 1998    June 30, 1998
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
                                                      ====             ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1998 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of June 30, 1998, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,530 of development costs for the three months ended June 30, 1998 and $93,676 for the period from June 27, 1988 (date of development stage) to June 30, 1998.

NOTE 3 INCOME TAXES

(Loss) before income taxes                                              $(2,523)
                                                                        -------

The provision for income taxes is estimated as follows:
       Currently payable                                                $     0
                                                                        -------
       Deferred                                                         $     0
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
                                                                        -------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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
                                                                        -------

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                           Deferred Tax
                                                    ----------------------------
                                                     Assets          Liabilities
                                                    -------          -----------

Net operating loss                                  $11,844            $     0

Valuation allowance                                  11,844                  0
                                                    -------            -------

Total deferred taxes                                $     0            $     0
                                                    =======            =======

      A reconciliation of the valuation allowance is as follows:

Balance, April 1, 1998                                                 $11,466

Addition for the three months ended June 30, 1998                          378
                                                                       -------

Balance, June 30, 1998                                                 $11,844
                                                                       =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at June 30, 1998

  Year Ended                        Amount                   Expiration Date
  ----------                        ------                   ---------------

March 31, 1990                     $  1,590                  March 31, 2005
March 31, 1991                        6,415                  March 31, 2006
March 31, 1992                        3,809                  March 31, 2007
March 31, 1993                        2,770                  March 31, 2008
March 31, 1994                        1,034                  March 31, 2009
March 31, 1995                        1,072                  March 31, 2010
March 31, 1996                       25,857                  March 31, 2011
March 31, 1997                       31,567                  March 31, 2012
March 31, 1998                        2,324                  March 31, 2013
                                   --------

                                   $ 76,438
                                   ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

NOTE 7 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 1998 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.