Form 10QSB
period 1998-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1998

                                       or

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

      Class                      Outstanding at September 30, 1998
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

On August 17, 1995, the Company executed a letter of intent to acquire a privately held operating company in a reverse acquisition. The proposed merger was never completed and the $50,000 the Company advanced as a loan under the Agreement was never repaid. Eventually, the Company wrote off the loan.

Results of Operations

The Company had no operating revenues, however, it earned interest on its cash accounts.

The Company realized a net loss of ($48) from operations for the three month period ended September 30, 1998 compared to a net loss of ($22) for the three month period ended September 30, 1997. For the three month period ended September 30, 1998, the Company had revenues of $7 composed primarily of interest income. The Company had revenues of $8 for the three month period ended September 30, 1997. The net loss per share for the three month periods ended September 30, 1998 and September 30 ,1997 was nil.

The Company realized a net loss of ($2,571) from operations for the six month period ended September 30, 1998 compared to a net loss of ($2,488) for the six month period ended September 30, 1997. For the six month period ended September 30, 1998, the Company had revenues of $14, composed of interest income. The Company had revenues of $16 for the six month period ended September 30, 1997. The net loss per share for the six month periods ended September 30, 1998 and September 30, 1997 was ($.001).

The Company had development costs of $55 for the three month period ended September 30, 1998 compared to costs and expenses of $30 for the three month period ended September 30, 1997.

The Company's assets at September 30, 1998 were $913 compared to assets of approximately $1,000 at September 30, 1997. The Company's liabilities at September 30, 1998 were approximately $7,316 compared to liabilities of approximately $5,024 at September 30, 1997.

Total shareholder equity decreased from a deficit of ($3,996) at September 30, 1997 to a deficit of ($6,403) at September 30, 1998.

Liquidity and Capital Resources

As of September 30, 1998 and September 30, 1997, the Company had no working capital. The Company did not have adequate working capital for its operations. Presently, the Company has no working capital and is seeking a merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $    913
                                                                       --------

            TOTAL ASSETS                                               $    913
                                                                       --------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  4,316
       Compensation payable, officer                                      3,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  7,316

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (79,009)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (6,403)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $    913
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                    Three                Six            June 27, 1988
                                    Months              Months             (Date of
                                    Ended               Ended           Inception) to
                              September 30, 1998  September 30, 1998  September 30, 1998
                              ------------------  ------------------  ------------------
REVENUE - INTEREST INCOME        $         7         $        14         $    14,722

DEVELOPMENT COST                          55               2,585              93,731
                                 -----------         -----------         -----------

NET (LOSS)                       $       (48)        $    (2,571)        $   (79,009)
                                 ===========         ===========         ===========

NET (LOSS)  PER COMMON
   SHARE                         $     (.000)        $     (.001)
                                 ===========         ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

       Basic and diluted           2,232,500           2,232,500
                                 ===========         ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                                                                       Paid in          Deficit
                                                                                                     Capital in       Accumulated
                                       Preferred Stock                     Common Stock               Excess of       During the
                                  --------------------------        --------------------------        Par Value       Development
                                   Shares           Amount           Shares           Amount          of Stock           Stage
                                  ---------        ---------        ---------        ---------       ----------       -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                   0        $       0                0        $       0        $       0        $  (1,034)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1994                   0                0        2,232,500            2,233           68,373          (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                   0                0                0                0                0           (1,072)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1995                   0                0        2,232,500            2,233           68,373          (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                   0                0                0                0                0          (25,857)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1996                   0                0        2,232,500            2,233           68,373          (42,547)

CAPITAL CONTRIBUTION                      0                0                0                0            2,000                0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997                   0                0                0                0                0          (31,567)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1997                   0                0        2,232,500            2,233           70,373          (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998                   0                0                0                0                0           (2,324)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1998                   0                0        2,232,500            2,233           70,373          (76,438)

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1998                     0                0                0                0                0           (2,571)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE,
   SEPTEMBER 30, 1998                     0        $       0        2,232,500        $   2,233        $  70,373        $ (79,009)
                                  =========        =========        =========        =========        =========        =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                            Six            June 27, 1988
                                                           Months            (Date of
                                                           Ended           Inception) to
                                                     September 30, 1998  September 30, 1998
                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                         $ (2,571)          $(79,009)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                     0             50,000
             Amortization                                        0                500
       Changes in operating assets and liabilities
          Accounts payable                                       0              7,316
                                                          --------           --------

               NET CASH (USED) BY
                  OPERATING ACTIVITIES                      (2,571)           (21,193)
                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                  0            (50,000)
                                                          --------           --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                           0            (50,000)
                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                    0             97,250
       Offering costs incurred                                   0            (24,644)
       Acquisition of organization costs                         0               (500)
                                                          --------           --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                           0             72,106
                                                          --------           --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                     (2,571)               913

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                       3,484                  0
                                                          --------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $    913           $    913
                                                          ========           ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1998
                                   (UNAUDITED)

                                                  Six           June 27, 1988
                                                 Months           (Date of
                                                 Ended          Inception) to
                                          September 30, 1998  September 30, 1998
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
                                                 ====              ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1998 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of September 30, 1998, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,585 of development costs for the six months ended September 30, 1998 and $93,731 for the period from June 27, 1988 (date of development stage) to September 30, 1998.

NOTE 3 INCOME TAXES

(Loss) before income taxes                                              $(2,571)
                                                                        -------

The provision for income taxes is estimated as follows:
       Currently payable                                                $     0
                                                                        -------
       Deferred                                                         $     0
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
                                                                        -------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 3 INCOME TAXES (CONTINUED)

Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
  liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws.
       The net deferred tax assets is:                                    $   0
                                                                          -----
       The net deferred tax liability is:                                 $   0
                                                                          -----

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                            Deferred Tax
                                                     ---------------------------
                                                      Assets         Liabilities
                                                     -------         -----------

Net operating loss                                   $11,852           $     0

Valuation allowance                                   11,852                 0
                                                     -------           -------

Total deferred taxes                                 $     0           $     0
                                                     =======           =======

      A reconciliation of the valuation allowance is as follows:

Balance, April 1, 1998                                                 $11,466

Addition for the six months ended September 30, 1998                       386
                                                                       -------

Balance, September 30, 1998                                            $11,852
                                                                       =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at September 30, 1998

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 4 TAX CARRYFORWARD (CONTINUED)

  Year Ended                        Amount           Expiration Date
--------------                     -------           ---------------

March 31, 1996                     $25,857            March 31, 2011
March 31, 1997                      31,567            March 31, 2012
March 31, 1998                       2,324            March 31, 2013
                                   -------

                                   $76,438
                                   =======

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

NOTE 7 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of September 30, 1998 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.