Form 10QSB
period 1998-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended December 31, 1998

                          or

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

      Class                        Outstanding at December 31, 1998
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

On August 17, 1995, the Company executed a letter of intent to acquire a privately held operating company in a reverse acquisition. The proposed merger was never completed and the $50,000 loan made to the proposed merger candidate was never repaid. Eventually, the Company wrote off the loan. The Company is seeking a merger candidate.

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

The Company realized a net loss of ($23) from operations for the three month period ended December 30, 1998 compared to a net loss of ($27) for the three month period ended December 30, 1997. For the three month period ended December 31, 1998, the Company had revenues of $7. The Company had revenues of $8 for the three month period ended December 31, 1997. The net loss per share for the three month periods ended December 31, 1998 and 1997 was nil.

The Company realized a net loss of ($2,594) from operations for the nine month period ended December 31, 1998 compared to a net loss of ($2,515) for the nine month period ended December 31, 1997. For the nine month period ended December 31, 1998, the Company had revenues of $21, composed mostly of interest income.

The Company had revenues of $24 for the nine month period ended December 31, 1997. The net loss per share for the nine month periods ended December 31, 1998 and 1997 was ($.001).

The Company had development costs of $30 for the three month period ended December 31, 1998 compared to development costs and expenses of $35 for the three month period ended December 31, 1997.

The Company's assets at December 31, 1998 were $890 compared to assets of approximately $1,001 at December 31, 1997. The Company's liabilities at December 31, 1998 were approximately $7,316 compared to liabilities of approximately $5,024 at December 31, 1997. The difference is attributable to development costs.

Total shareholder equity decreased from a deficit of ($4,023) at December 31, 1997 to a deficit of ($6,426) at December 31, 1998.

Liquidity and Capital Resources

As of December 31, 1998 and December 31, 1997, the Company had no working capital. The Company does not have adequate working capital for its operations. Presently, the Company has no working capital and is seeking a merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001               /s/ Mehrdad Alborz
                                    ---------------------------------
                                    Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and nine months then ended and for the period from June 27, 1988 (Date of Inception) to December 31, 1998, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                     $        890
                                                     ------------

            TOTAL ASSETS                             $        890
                                                     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                              $      4,316
       Compensation payable, officer                        3,000
                                                     ------------

              TOTAL CURRENT LIABILITIES              $      7,316

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                   0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares         2,233
       Paid in capital in excess of par value of stock     70,373
       Deficit accumulated during the development
          stage                                           (79,032)
                                                     ------------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (6,426)
                                                     ------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                       $        890
                                                     ============

           See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
                                   (UNAUDITED)

                                         Three                Nine             June 27, 1988
                                        Months                Months             (Date of
                                         Ended                Ended            Inception) to
                                   December 31, 1998    December 31, 1998    December 31, 1998
                                   -----------------    -----------------    -----------------
REVENUE - INTEREST INCOME          $              7     $             21     $         14,729

DEVELOPMENT COST                                 30                2,615               93,761
                                   ----------------     ----------------     ----------------

NET (LOSS)                         $            (23)    $         (2,594)    $        (79,032)
                                   ================     ================     ================

NET (LOSS) PER
   COMMON SHARE                    $          (.000)    $          (.001)
                                   ================     ================

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

     Basic and diluted                     2,232,500            2,232,500
                                   =================    =================

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                           Paid in       Deficit
                                                                                         Capital in    Accumulated
                                     Preferred Stock               Common Stock           Excess of    During the
                              --------------------------   --------------------------     Par Value    Development
                                  Shares        Amount        Shares         Amount       of Stock        Stage
                              ------------  ------------   ------------  ------------    ------------  ------------
AT DATE OF INCEPTION                     0  $          0              0  $          0    $          0  $          0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                  0             0      1,500,000         1,500          20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                        0             0              0             0               0           538
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1989                  0             0      1,500,000         1,500          20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                  0             0              0             0               0        (2,128)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1990                  0             0      1,500,000         1,500          20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646               0             0        732,500           733          47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                  0             0              0             0               0        (6,415)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1991                  0             0      2,232,500         2,233          68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                  0             0              0             0               0        (3,809)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1992                  0             0      2,232,500         2,233          68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                  0             0              0             0               0        (2,770)
                              ============  ============   ============  ============    ============  ============

BALANCE, MARCH 31, 1993                  0             0      2,232,500         2,233          68,373       (14,584)

           See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1998
                                   (UNAUDITED)

                                                                                           Paid in       Deficit
                                                                                         Capital in    Accumulated
                                     Preferred Stock               Common Stock           Excess of    During the
                              --------------------------   --------------------------     Par Value    Development
                                  Shares        Amount        Shares         Amount       of Stock        Stage
                              ------------  ------------   ------------  ------------    ------------  ------------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                  0  $          0              0  $          0    $          0  $     (1,034)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1994                  0             0      2,232,500         2,233          68,373       (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                  0             0              0             0               0        (1,072)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1995                  0             0      2,232,500         2,233          68,373       (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                  0             0              0             0               0       (25,857)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1996                  0             0      2,232,500         2,233          68,373       (42,547)

CAPITAL CONTRIBUTION                     0             0              0             0           2,000             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997                  0             0              0             0               0       (31,567)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1997                  0             0      2,232,500         2,233          70,373       (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998                  0             0              0             0               0        (2,324)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE, MARCH 31, 1998                  0             0      2,232,500         2,233          70,373       (76,438)

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   DECEMBER 31, 1998                     0             0              0             0               0        (2,594)
                              ------------  ------------   ------------  ------------    ------------  ------------

BALANCE,
   DECEMBER 31, 1998                     0 $           0      2,232,500  $      2,233    $     70,373   $   (79,032)
                              ============  ============   ============  ============    ============  ============

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                          AND FOR THE PERIOD FROM JUNE 27, 1988
                        (DATE OF INCEPTION) TO DECEMBER 31, 1998
                                       (UNAUDITED)

                                                                   Nine                     June 27, 1988
                                                                   Months                     (Date of
                                                                   Ended                    Inception) to
                                                             December 31, 1998            December 31, 1998
                                                             -----------------            -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                            $          (2,594)           $         (79,032)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                                 0                       50,000
             Amortization                                                    0                          500
       Changes in operating assets and liabilities
          Accounts payable                                                   0                        7,316
                                                             -----------------            -----------------

               NET CASH (USED) BY
                  OPERATING ACTIVITIES                                  (2,594)                     (21,216)
                                                             -----------------            -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                              0                      (50,000)
                                                             -----------------            -----------------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                                       0                      (50,000)
                                                             -----------------            -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                                0                       97,250
       Offering costs incurred                                               0                      (24,644)
       Acquisition of organization costs                                     0                         (500)
                                                             -----------------            -----------------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                                       0                       72,106
                                                             -----------------            -----------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                 (2,594)                        890

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                   3,484                           0
                                                             -----------------            -----------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $             890            $             890
                                                             =================            =================

           See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1998
                                   (UNAUDITED)


                                              Nine            June 27, 1988
                                              Months            (Date of
                                              Ended           Inception) to
                                        December 31, 1998   December 31, 1998
                                        -----------------   -----------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                     $          0         $          0
                                         ============         ============

       Taxes paid                        $          0         $        132
                                         ============         ============

           See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                              NOTES TO FINANCIAL STATEMENTS
                                    DECEMBER 31, 1998
                                       (UNAUDITED)


NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1998 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of December 31, 1998, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            FAS-7 requires that all development costs be expensed during the development period. The company expensed $2,615 of development costs for the nine months ended December 31, 1998 and $93,761 for the period from June 27, 1988 (date of development stage) to December 31, 1998.

NOTE 3      INCOME TAXES

            (Loss) before income taxes                               $   (2,594)
                                                                     ----------

            The provision for income taxes is estimated as follows:
                   Currently payable                                 $        0
                                                                     ----------
                   Deferred                                          $        0
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
                                                                     ----------

           See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

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
                                                                     --------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                  Deferred Tax
                                                           ---------------------------
                                                              Assets       Liabilities
                                                           ------------   ------------
                Net operating loss                         $     11,855   $          0

                Valuation allowance                              11,855              0
                                                           ------------   ------------

                Total deferred taxes                       $          0   $          0
                                                           ============   ============

            A reconciliation of the valuation allowance is as follows:

                Balance, April 1, 1998                                    $     11,466

                Addition for the nine months ended December 31, 1998               389
                                                                           -----------

                Balance, December 31, 1998                                $     11,855
                                                                          ============

NOTE 4      TAX CARRYFORWARD

            The company has the following tax carryforwards at December 31, 1998

              Year Ended                Amount            Expiration Date
        --------------------        ---------------    --------------------
            March 31, 1990          $         1,590     March 31, 2005
            March 31, 1991                    6,415     March 31, 2006
            March 31, 1992                    3,809     March 31, 2007
            March 31, 1993                    2,770     March 31, 2008
            March 31, 1994                    1,034     March 31, 2009
            March 31, 1995                    1,072     March 31, 2010

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)


NOTE 4      TAX CARRYFORWARD (CONTINUED)

              Year Ended                Amount            Expiration Date
        --------------------        ---------------    --------------------
            March 31, 1996          $        25,857     March 31, 2011
            March 31, 1997                   31,567     March 31, 2012
            March 31, 1998                    2,324     March 31, 2013
                                    ---------------

                                    $        76,438
                                    ===============

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

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of December 31, 1998 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.