Form 10QSB
period 1999-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       or

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

      Class                        Outstanding at June 30, 1999
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

The Company realized a net loss of ($490) from operations for the three month period ended June 30, 1999 compared to a net loss of ($2,523) for the three month period ended June 30, 1998. For the three month period ended June 30, 1999, the Company had no revenue. The Company had revenue of $7 for the three month period ended June 30, 1998. The net loss per share for the three month periods ended June 30, 1999 and 1998 was nil.

The Company had development costs of $490 for the three month period ended June 30, 1999 compared to costs and expenses of $2,530 for the three month period ended June 30, 1998.

The Company's assets at June 30, 1999 were $510 compared to assets of approximately $950 at June 30, 1998. The Company's liabilities at June 30, 1999 were approximately $5,966 compared to liabilities of approximately $7,316 at June 30, 1998.

Total shareholder equity increased from a deficit of ($6,355) at June 30, 1998 to a $5,456 at June 30, 1999.

Liquidity and Capital Resources

As of June 30, 1999 and 1998, the Company had no working capital. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

As discussed in Note 7, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $    510
                                                                       --------

            TOTAL ASSETS                                               $    510
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  4,966
       Loan payable                                                       1,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  5,966

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (78,062)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          5,456
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $    510
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                  Three            June 27, 1988
                                                  Months              (Date of
                                                  Ended            Inception) to
                                              June 30, 1999        June 30, 1999
                                              -------------        -------------

REVENUE - INTEREST INCOME                      $         0          $    14,737

DEVELOPMENT COST                                       490               92,799
                                               -----------          -----------

NET (LOSS)                                     $      (490)         $   (78,062)
                                               ===========          ===========

NET (LOSS) PER COMMON SHARE                    $     (.000)
                                               ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                         2,232,500
                                               ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 1999
                                   (UNAUDITED)

                                                                                                       Paid in          Deficit
                                                                                                     Capital in       Accumulated
                                       Preferred Stock                     Common Stock               Excess of       During the
                                  --------------------------        --------------------------        Par Value       Development
                                   Shares           Amount           Shares           Amount          of Stock           Stage
                                  ---------        ---------        ---------        ---------       ----------       -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                   0        $       0                0        $       0        $       0        $  (1,034)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1994                   0                0        2,232,500            2,233           68,373          (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                   0                0                0                0                0           (1,072)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1995                   0                0        2,232,500            2,233           68,373          (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                   0                0                0                0                0          (25,857)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1996                   0                0        2,232,500            2,233           68,373          (42,547)

CAPITAL CONTRIBUTION                      0                0                0                0            2,000                0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997                   0                0                0                0                0          (31,567)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1997                   0                0        2,232,500            2,233           70,373          (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998                   0                0                0                0                0           (2,324)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1998                   0                0        2,232,500            2,233           70,373          (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999                   0                0                0                0                0           (1,134)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1999                   0                0        2,232,500            2,233           70,373          (77,572)

NET (LOSS) FOR THE THREE
   MONTHS ENDED
   JUNE 30, 1999                          0                0                0                0                0             (490)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, JUNE 30, 1999                    0        $       0        2,232,500        $   2,233        $  70,373        $ (78,062)
                                  =========        =========        =========        =========        =========        =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                            Three        June 27, 1988
                                                            Months          (Date of
                                                            Ended        Inception) to
                                                        June 30, 1999    June 30, 1999
                                                        -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                         $   (490)        $(78,062)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                     0           50,000
             Amortization                                        0              500
       Changes in operating assets and liabilities
          Accounts payable                                       0            4,966
                                                          --------         --------
               NET CASH (USED) BY
                  OPERATING ACTIVITIES                        (490)         (22,596)
                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                  0          (50,000)
                                                          --------         --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                           0          (50,000)
                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                    0           97,250
       Offering costs incurred                                   0          (24,644)
       Acquisition of organization costs                         0             (500)
       Increase in loan payable                              1,000            1,000
                                                          --------         --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                       1,000           73,106
                                                          --------         --------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                        510              510

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           0                0
                                                          --------         --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $    510         $    510
                                                          ========         ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 1999
                                   (UNAUDITED)

                                                     Three         June 27, 1988
                                                     Months           (Date of
                                                     Ended         Inception) to
                                                 June 30, 1999     June 30, 1999
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
                                                      ====             ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of June 30, 1999, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $490 of development costs for the three months ended June 30, 1999 and $92,799 for the period from June 27, 1988 (date of development stage) to June 30, 1999.

NOTE 3 INCOME TAXES

(Loss) before income taxes                                                $(490)
                                                                          -----

The provision for income taxes is estimated as follows:
       Currently payable                                                  $   0
                                                                          -----
       Deferred                                                           $   0
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
                                                                          -----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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
                                                                          -----

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                            Deferred Tax
                                                     ---------------------------
                                                      Assets         Liabilities
                                                     -------         -----------

Net operating loss                                   $11,710           $     0

Valuation allowance                                   11,710                 0
                                                     -------           -------

Total deferred taxes                                 $     0           $     0
                                                     =======           =======

      A reconciliation of the valuation allowance is as follows:

Balance, April 1, 1999                                                 $11,636

Addition for the three months ended June 30, 1999                           74
                                                                       -------

Balance, June 30, 1999                                                 $11,710
                                                                       =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at June 30, 1999

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 4 TAX CARRYFORWARD (CONTINUED)

  Year Ended                        Amount           Expiration Date
--------------                     -------           ---------------

March 31, 1996                     $25,857            March 31, 2011
March 31, 1997                      31,567            March 31, 2012
March 31, 1998                       2,324            March 31, 2013
March 31, 1999                       1,134            March 31, 2013
                                   -------

                                   $77,572
                                   =======

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

NOTE 7 GOING CONCERN

      These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $92,799 from inception. In addition, the company has abandoned all development activities. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 8 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of June 30, 1999 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.