Form 10QSB
period 1999-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                          or

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

      Class                                    Outstanding at September 30, 1999
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 1999 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

The Company realized a net loss of ($36) from operations for the three month period ended September 30, 1999 compared to a net loss of ($48) for the three month period ended September 30, 1998. For the three month period ended September 30, 1999, the Company had no revenue. The Company had revenues of $7 for the three month period ended September 30, 1998. The net loss per share for the three month periods ended September 30, 1999 and September 30, 1998 was nil.

The Company realized a net loss of ($526) from operations for the six month period ended September 30, 1999 compared to a net loss of ($2,571) for the six month period ended September 30, 1998. For the six month period ended September 30, 1999, the Company had no revenues. The Company had revenues of $14 for the six month period ended September 30, 1998. The net loss per share for the six month periods ended September 30, 1999 and September 30, 1998 was nil and ($.001), respectively.

The Company had development costs of $36 for the three month period ended September 30, 1999 compared to costs and expenses of $55 for the three month period ended September 30, 1998.

The Company's assets at September 30, 1999 were $474 compared to assets of approximately $900 at September 30, 1998. The Company's liabilities at September 30, 1999 were approximately $5,966 compared to liabilities of approximately $7,316 at September 30, 1998.

Total shareholder equity increased from a deficit of ($6,403) at September 30, 1998 to a deficit of ($5,492) at September 30, 1999.

Liquidity and Capital Resources

As of September 30, 1999 and September 30, 1998, the Company had no working capital. The Company did not have adequate working capital for its operations. Presently, the Company has no working capital and is seeking a merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                                                                        Page No.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................          1

FINANCIAL STATEMENTS

       Balance Sheet..............................................          2

       Statements of Operations...................................          3

       Statement of Changes in Stockholders' Equity (Deficit)             4 - 5

       Statements of Cash Flows...................................        6 - 7

       Notes to Financial Statements..............................        8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $    474
                                                                       --------

            TOTAL ASSETS                                               $    474
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  4,966
       Loan payable                                                       1,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  5,966

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (78,098)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (5,492)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $    474
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                    Three               Six             June 27, 1988
                                   Months              Months             (Date of
                                    Ended              Ended            Inception) to
                              September 30, 1999  September 30, 1999  September 30, 1999
                              ------------------  ------------------  ------------------
REVENUE - INTEREST INCOME        $         0        $         0          $    14,737

DEVELOPMENT COST                          36                526               92,835
                                 -----------        -----------          -----------

NET (LOSS)                       $       (36)       $      (526)         $   (78,098)
                                 ===========        ===========          ===========

NET (LOSS)  PER COMMON
   SHARE                         $     (.000)       $     (.000)
                                 ===========        ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

     Basic and diluted             2,232,500          2,232,500
                                 ===========        ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)
                  FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                  TO SEPTEMBER 30, 1999
                                       (UNAUDITED)

                                                                                     Paid in       Deficit
                                                                                   Capital in    Accumulated
                                 Preferred Stock               Common Stock         Excess of    During the
                            -----------------------     -----------------------     Par Value    Development
                              Shares       Amount        Shares        Amount       of Stock        Stage
                            ---------     ---------     ---------     ---------     ---------     ---------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994             0     $       0             0     $       0     $       0     $  (1,034)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1994             0             0     2,232,500         2,233        68,373       (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995             0             0             0             0             0        (1,072)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1995             0             0     2,232,500         2,233        68,373       (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996             0             0             0             0             0       (25,857)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1996             0             0     2,232,500         2,233        68,373       (42,547)

CAPITAL CONTRIBUTION                0             0             0             0         2,000             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997             0             0             0             0             0       (31,567)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1997             0             0     2,232,500         2,233        70,373       (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998             0             0             0             0             0        (2,324)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1998             0             0     2,232,500         2,233        70,373       (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999             0             0             0             0             0        (1,134)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1999             0             0     2,232,500         2,233        70,373       (77,572)

NET (LOSS) FOR THE SIX
   MONTHS ENDED
   SEPTEMBER 30, 1999               0             0             0             0             0          (526)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE,
   SEPTEMBER 30, 1999               0     $       0     2,232,500     $   2,233     $  70,373     $ (78,098)
                            =========     =========     =========     =========     =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                            Six            June 27, 1988
                                                           Months            (Date of
                                                           Ended           Inception) to
                                                     September 30, 1999  September 30, 1999
                                                     ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                        $   (526)           $(78,098)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                    0              50,000
             Amortization                                       0                 500
       Changes in operating assets and liabilities
          Accounts payable                                      0               4,966
                                                         --------            --------

           NET CASH (USED) BY
              OPERATING ACTIVITIES                           (526)            (22,632)
                                                         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                 0             (50,000)
                                                         --------            --------

           NET CASH (USED) BY
              INVESTING ACTIVITIES                              0             (50,000)
                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                   0              97,250
       Offering costs incurred                                  0             (24,644)
       Acquisition of organization costs                        0                (500)
       Increase in loan payable                             1,000               1,000
                                                         --------            --------

           NET CASH PROVIDED BY
              FINANCING ACTIVITIES                              0              73,106
                                                         --------            --------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                       474                 474

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          0                   0
                                                         --------            --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $    474            $    474
                                                         ========            ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                  Six            June 27, 1988
                                                 Months            (Date of
                                                 Ended           Inception) to
                                          September 30, 1999  September 30, 1999
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
                                                 ====                 ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of September 30, 1999, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $526 of development costs for the six months ended September 30, 1999 and $92,835 for the period from June 27, 1988 (date of development stage) to September 30, 1999.

NOTE 3 INCOME TAXES

      (Loss) before income taxes                                               $(526)
                                                                               -----

      The provision for income taxes is estimated as follows:
             Currently payable                                                 $   0
                                                                               -----
             Deferred                                                          $   0
                                                                               -----

      A reconciliation of the provision for income taxes compared with the amounts at the U.S. Federal Statutory rates is as follows:
             Tax at U.S. Federal Statutory income tax rates                        0
                                                                               -----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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
                                                                           -----

      Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                       Deferred Tax
                                                  --------------------------
                                                  Assets         Liabilities

      Net operating loss                          $11,715          $     0

      Valuation allowance                          11,715                0
                                                  -------          -------

      Total deferred taxes                        $     0          $     0
                                                  =======          =======

      A reconciliation of the valuation allowance is as follows:

      Balance, April 1, 1999                                       $11,636

      Addition for the six months ended September 30, 1999              79
                                                                   -------

      Balance, September 30, 1999                                  $11,715
                                                                   =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at September 30, 1999

         Year Ended               Amount                 Expiration Date
       --------------             ------                 ---------------

       March 31, 1990             $1,590                 March 31, 2005
       March 31, 1991              6,415                 March 31, 2006
       March 31, 1992              3,809                 March 31, 2007
       March 31, 1993              2,770                 March 31, 2008
       March 31, 1994              1,034                 March 31, 2009
       March 31, 1995              1,072                 March 31, 2010

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
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

NOTE 7 GOING CONCERN

      These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $92,835 from inception. In addition, the company has abandoned all development activities. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 8 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of September 30, 1999 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.