Form 10QSB
period 1999-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

                          or

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

      Class                                     Outstanding at December 31, 1999
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

The Company realized a net loss of ($23) from operations for the three month period ended December 30, 1999 compared to a net loss of ($23) for the three month period ended December 30, 1998. For the three month period ended December 31, 1999, the Company had no revenue. The Company had revenues of $7 for the three month period ended December 31, 1998. The net loss per share for the three month periods ended December 31, 1999 and 1998 was nil.

The Company realized a net loss of ($908) from operations for the nine month period ended December 31, 1999 compared to a net loss of ($2,594) for the nine month period ended December 31, 1998. For the nine month period ended December 31, 1999, the Company had no revenue. The Company had revenues of $21 for the nine month period ended December 31, 1998. The net loss per share for the nine month periods ended December 31, 1999 and 1998 was nil and ($.001), respectively.

The Company had development costs of $382 for the three month period ended December 31, 1999 compared to development costs and expenses of $30 for the three month period ended December 31, 1998.

The Company's assets at December 31, 1999 were $92 compared to assets of approximately $900 at December 31, 1998. The Company's liabilities at December 31, 1999 were approximately $5,966 compared to liabilities of approximately $7,316 at December 31, 1998. The difference is attributable to development costs.

Total shareholder equity increased from a deficit of ($6,426) at December 31, 1998 to a deficit of ($5,874) at December 31, 1999.

Liquidity and Capital Resources

As of December 31, 1999 and December 31, 1998, the Company had no working capital. The Company does not have adequate working capital for its operations. Presently, the Company has no working capital and is seeking a merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended December 31, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................          1

FINANCIAL STATEMENTS

       Balance Sheet..............................................          2

       Statements of Operations...................................          3

       Statement of Changes in Stockholders' Equity (Deficit) ....        4 - 5

       Statements of Cash Flows...................................        6 - 7

       Notes to Financial Statements..............................        8 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three and nine months then ended and for the period from June 27, 1988 (Date of Inception) to December 31, 1999, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
       Cash and cash equivalents                                       $     92
                                                                       --------

            TOTAL ASSETS                                               $     92
                                                                       ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  4,966
       Loan payable                                                       1,000
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  5,966

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (78,480)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (5,874)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $     92
                                                                       ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999
                                   (UNAUDITED)

                                     Three              Nine           June 27, 1988
                                     Months            Months            (Date of
                                     Ended             Ended           Inception) to
                               December 31, 1999  December 31, 1999  December 31, 1999
                               -----------------  -----------------  -----------------
REVENUE - INTEREST INCOME         $         0        $         0        $    14,737

DEVELOPMENT COST                          382                908             93,217
                                  -----------        -----------        -----------

NET (LOSS)                        $      (382)       $      (908)       $   (78,480)
                                  ===========        ===========        ===========

NET (LOSS) PER
   COMMON SHARE                   $     (.000)       $     (.000)
                                  ===========        ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

     Basic and diluted              2,232,500          2,232,500
                                  ===========        ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                        Paid in      Deficit
                                                                                       Capital in   Accumulated
                                   Preferred Stock              Common Stock           Excess of     During the
                               -----------------------     -----------------------     Par Value    Development
                                Shares        Amount        Shares         Amount      of Stock        Stage
                               ---------     ---------     ---------     ---------     ---------    -----------
AT DATE OF INCEPTION                   0     $       0             0     $       0     $       0     $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                0             0     1,500,000         1,500        20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                      0             0             0             0             0           538
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1989                0             0     1,500,000         1,500        20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                0             0             0             0             0        (2,128)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1990                0             0     1,500,000         1,500        20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646             0             0       732,500           733        47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                0             0             0             0             0        (6,415)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1991                0             0     2,232,500         2,233        68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                0             0             0             0             0        (3,809)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1992                0             0     2,232,500         2,233        68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                0             0             0             0             0        (2,770)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1993                0             0     2,232,500         2,233        68,373       (14,584)

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999
                                   (UNAUDITED)

                                                                                    Paid in       Deficit
                                                                                   Capital in    Accumulated
                                Preferred Stock              Common Stock           Excess of    During the
                            -----------------------     -----------------------     Par Value    Development
                             Shares        Amount        Shares        Amount       of Stock        Stage
                            ---------     ---------     ---------     ---------     ---------    -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994             0     $       0             0     $       0     $       0     $  (1,034)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1994             0             0     2,232,500         2,233        68,373       (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995             0             0             0             0             0        (1,072)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1995             0             0     2,232,500         2,233        68,373       (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996             0             0             0             0             0       (25,857)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1996             0             0     2,232,500         2,233        68,373       (42,547)

CAPITAL CONTRIBUTION                0             0             0             0         2,000             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997             0             0             0             0             0       (31,567)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1997             0             0     2,232,500         2,233        70,373       (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998             0             0             0             0             0        (2,324)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1998             0             0     2,232,500         2,233        70,373       (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999             0             0             0             0             0        (1,134)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1999             0             0     2,232,500         2,233        70,373       (77,572)

NET (LOSS) FOR THE NINE
   MONTHS ENDED
   DECEMBER 31, 1999                0             0             0             0             0          (908)
                            ---------     ---------     ---------     ---------     ---------     ---------

BALANCE,
   DECEMBER 31, 1999                0     $       0     2,232,500     $   2,233     $  70,373     $ (78,480)
                            =========     =========     =========     =========     =========     =========

       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                          AND FOR THE PERIOD FROM JUNE 27, 1988
                        (DATE OF INCEPTION) TO DECEMBER 31, 1999
                                       (UNAUDITED)

                                                          Nine            June 27, 1988
                                                          Months            (Date of
                                                          Ended           Inception) to
                                                     December 31, 1999   December 31, 1999
                                                     -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                        $   (908)           $(78,480)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                    0              50,000
             Amortization                                       0                 500
       Changes in operating assets and liabilities
          Accounts payable                                      0               4,966
                                                         --------            --------

           NET CASH (USED) BY
              OPERATING ACTIVITIES                           (908)            (23,014)
                                                         --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                 0             (50,000)
                                                         --------            --------

           NET CASH (USED) BY
              INVESTING ACTIVITIES                              0             (50,000)
                                                         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                   0              97,250
       Offering costs incurred                                  0             (24,644)
       Acquisition of organization costs                        0                (500)
       Increase in loan payable                             1,000               1,000
                                                         --------            --------

           NET CASH PROVIDED BY
              FINANCING ACTIVITIES                          1,000              73,106
                                                         --------            --------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                        92                  92

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          0                   0
                                                         --------            --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $     92            $     92
                                                         ========            ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 1999
                                   (UNAUDITED)

                                                Nine            June 27, 1988
                                                Months            (Date of
                                                Ended           Inception) to
                                          December 31, 1999   December 31, 1999
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
                                                 ====                 ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at December 31, 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of December 31, 1999, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $908 of development costs for the nine months ended December 31, 1999 and $93,217 for the period from June 27, 1988 (date of development stage) to December 31, 1999.

NOTE 3 INCOME TAXES

      (Loss) before income taxes                                               $(908)
                                                                               -----

      The provision for income taxes is estimated as follows:
             Currently payable                                                 $   0
                                                                               -----
             Deferred                                                          $   0
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
                                                                               -----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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
                                                                          ------

      Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                        Deferred Tax
                                                   ------------------------
                                                   Assets       Liabilities
                                                   ------       -----------

      Net operating loss                          $11,772          $     0

      Valuation allowance                          11,772                0
                                                  -------          -------

      Total deferred taxes                        $     0          $     0
                                                  =======          =======

      A reconciliation of the valuation allowance is as follows:

      Balance, April 1, 1999                                       $11,636

      Addition for the nine months ended December 31, 1999             136
                                                                   -------

      Balance, December 31, 1999                                   $11,772
                                                                   =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at December 31, 1999

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

NOTE 4 TAX CARRYFORWARD (CONTINUED)

        Year Ended               Amount                  Expiration Date
      --------------             -------                 ---------------
      March 31, 1996             $25,857                 March 31, 2011
      March 31, 1997              31,567                 March 31, 2012
      March 31, 1998               2,324                 March 31, 2013
      March 31, 1999               1,134                 March 31, 2014
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

NOTE 7 GOING CONCERN

      These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $93,217 from inception. In addition, the company has abandoned all development activities. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 8 UNAUDITED FINANCIAL INFORMATION

      The accompanying financial information as of December 31, 1999 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.