Form 10QSB
period 2000-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       or

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

      Class                        Outstanding at June 30, 2000
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

The Company realized a net loss of ($10) from operations for the three month period ended June 30, 2000 compared to a net loss of ($490) for the three month period ended June 30, 1999. For the three month periods ended June 30, 2000 and June 30, 1999, the Company had no revenue. The net loss per share for the three month periods ended June 30, 2000 and 1999 was nil.

The Company had development costs of $10 for the three month period ended June 30, 2000 compared to costs and expenses of $490 for the three month period ended June 30, 1999.

The Company's assets at June 30, 2000 were $33 compared to assets of approximately $500 at June 30, 1999. The Company's liabilities at June 30, 2000 were approximately $35,000 compared to liabilities of approximately $5,966 at June 30, 1999. The increase is attributable to the Company's incurring legal and accounting fees to bring the Company current in its reporting obligations. Total shareholder equity increased from a deficit of ($5,456) at June 30, 1999 to a ($35,162) at June 30, 2000.

Liquidity and Capital Resources

As of June 30, 2000 and 1999, the Company had no working capital. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                   /s/ Mehrdad Alborz
                                        ----------------------------------------
                                        Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheets of Universal Services and Acquisitions, Inc. as of June 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the three months then ended and for the period from June 27, 1988 (Date of Inception) to June 30, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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

As discussed in Note 8, certain conditions indicate that the company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the company be unable to continue as a going concern.

Moffitt & Company, P.C.
Scottsdale, Arizona

October 16, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                    2000         1999
                                                                  ---------    ---------
CURRENT ASSETS
       Cash and cash equivalents                                  $      33    $     510
                                                                  ---------    ---------

            TOTAL ASSETS                                          $      33    $     510
                                                                  ---------    ---------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                           $   5,000    $   4,966
       Accounts payable, related entity                              30,195        1,000
                                                                  ---------    ---------

              TOTAL CURRENT LIABILITIES                              35,195        5,966
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                             0            0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                   2,233        2,233
       Paid in capital in excess of par value of stock               70,373       70,373
       Deficit accumulated during the development
          stage                                                    (107,768)     (78,062)
                                                                  ---------    ---------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    (35,162)      (5,456)
                                                                  ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                    $      33    $     510
                                                                  =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 2000
                                   (UNAUDITED)

                                       Three Months Ended          June 27, 1988
                                            June, 30                  (Date of
                                  ----------------------------     Inception) to
                                      2000             1999        June 30, 2000
                                  -----------      -----------     -------------

REVENUE - INTEREST INCOME         $         0      $         0      $    14,737

DEVELOPMENT COST                           10              490          122,505
                                  -----------      -----------      -----------

NET (LOSS)                        $       (10)     $      (490)     $  (107,768)
                                  ===========      ===========      ===========

NET (LOSS) PER
   COMMON SHARE                   $      (.00)     $      (.00)
                                  ===========      ===========

WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES
   OUTSTANDING

       Basic and diluted            2,232,500        2,232,500
                                  ===========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 2000
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 2000
                                   (UNAUDITED)

                                                                                                       Paid in          Deficit
                                                                                                     Capital in       Accumulated
                                       Preferred Stock                     Common Stock               Excess of       During the
                                  --------------------------        --------------------------        Par Value       Development
                                   Shares           Amount           Shares           Amount          of Stock           Stage
                                  ---------        ---------        ---------        ---------       ----------       -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                   0        $       0                0        $       0        $       0        $  (1,034)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1994                   0                0        2,232,500            2,233           68,373          (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                   0                0                0                0                0           (1,072)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1995                   0                0        2,232,500            2,233           68,373          (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                   0                0                0                0                0          (25,857)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1996                   0                0        2,232,500            2,233           68,373          (42,547)

CAPITAL CONTRIBUTION                      0                0                0                0            2,000                0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997                   0                0                0                0                0          (31,567)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1997                   0                0        2,232,500            2,233           70,373          (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998                   0                0                0                0                0           (2,324)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1998                   0                0        2,232,500            2,233           70,373          (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999                   0                0                0                0                0           (1,134)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 1999                   0                0        2,232,500            2,233           70,373          (77,572)

NET (LOSS) FOR THE YEAR
    ENDED MARCH 31, 2000                  0                0                0                0                0          (30,186)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, MARCH 31, 2000                   0                0        2,232,500            2,233           70,373         (107,758)

NET (LOSS) FOR THE THREE
    MONTHS ENDED
    JUNE 30, 2000                         0                0                0                0                0              (10)
                                  ---------        ---------        ---------        ---------        ---------        ---------

BALANCE, JUNE 30, 2000                    0        $       0        2,232,500        $   2,233        $  70,373        $(107,768)
                                  =========        =========        =========        =========        =========        =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 2000
                                   (UNAUDITED)

                                                          Three Months Ended       June 27, 1988
                                                               June, 30              (Date of
                                                       ------------------------    Inception) to
                                                          2000          1999       June 30, 2000
                                                       ---------      ---------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                      $     (10)     $    (490)     $(107,768)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                   0              0         50,000
             Amortization                                      0              0            500
       Changes in operating assets and liabilities
          Accounts payable                                     0          1,000         35,195
                                                       ---------      ---------      ---------

               NET CASH (USED) BY
                  OPERATING ACTIVITIES                       (10)           510        (22,073)
                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                0              0        (50,000)
                                                       ---------      ---------      ---------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                         0              0        (50,000)
                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                  0              0         97,250
       Offering costs incurred                                 0              0        (24,644)
       Acquisition of organization costs                       0              0           (500)
                                                       ---------      ---------      ---------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                         0              0         72,106
                                                       ---------      ---------      ---------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                      (10)           510             33

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        43              0              0
                                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                       $      33      $     510      $      33
                                                       =========      =========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 2000
                                   (UNAUDITED)

                                       Three Months Ended          June 27, 1988
                                            June, 30                  (Date of
                                  ----------------------------     Inception) to
                                      2000             1999        June 30, 2000
                                  -----------      -----------     -------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

Interest paid                         $  0             $  0             $  0
                                      ====             ====             ====

Taxes paid                            $  0             $  0             $132
                                      ====             ====             ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

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

      Income Taxes

      Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

      Net (Loss) Per Share

      The company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income
      (loss) available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at June 30, 2000 and 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of June 30, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      The company expensed $10 and $490 of development costs for the three months ended June 30, 2000 and 1999, respectively, and $107,768 for the period from June 27, 1988 (date of development stage) to June 30, 2000.

NOTE 3 INCOME TAXES

                                                                2000       1999
                                                               -----      -----

(Loss) before income taxes                                     $ (10)     $(490)
                                                               -----      -----

The provision for income taxes is estimated as follows:
       Currently payable                                       $   0      $   0
                                                               -----      -----
       Deferred                                                $   0      $   0
                                                               -----      -----

A reconciliation of the provision for income taxes compared
  with the amounts at the Federal Statutory income tax rates is as follows:
       Tax at Federal Statutory income tax rates               $   0      $   0
                                                               -----      -----

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 3 INCOME TAXES (CONTINUED)

                                                                     2000   1999
                                                                    -----  -----

Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
  liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws
      The net deferred tax assets is:                               $   0  $   0
                                                                    -----  -----
      The net deferred tax liability is:                            $   0  $   0
                                                                    -----  -----

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                            Deferred Tax
                                                     ---------------------------
                                                      Assets         Liabilities
                                                     -------         -----------

Net operating loss                                   $16,850           $     0

Valuation allowance                                   16,850                 0
                                                     -------           -------

Total deferred taxes                                 $     0           $     0
                                                     =======           =======

      A reconciliation of the valuation allowance is as follows:

                                                       2000              1999
                                                     -------           -------

Balance, beginning of year                           $16,850           $11,636

Addition for the three months                              0                74
                                                     -------           -------

Balance, end of year                                 $16,850           $11,710
                                                     =======           =======

NOTE 4 NET OPERATING LOSS CARRYFORWARD

      The company has the following net operating loss carryforwards at June 30, 2000:

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 4 NET OPERATING LOSS CARRYFORWARD (CONTINUED)

  Year Ended                        Amount           Expiration Date
--------------                     -------           ---------------

March 31, 1994                     $ 2,770            March 31, 2009
March 31, 1995                       1,034            March 31, 2010
March 31, 1996                       1,072            March 31, 2011
March 31, 1997                      25,857            March 31, 2012
March 31, 1998                      31,567            March 31, 2018
March 31, 1999                       1,134            March 31, 2019
March 31, 2000                      30,186            March 31, 2020
March 31, 2001                          10            March 31, 2021
                                   -------

                                   $93,630
                                   =======

      Future changes in ownership may limit the ability of the company to utilize its net operating loss carryforwards prior to their expiration.

NOTE 5 STOCK WARRANTS

      The company has outstanding A warrants and B warrants in the amounts of 10,465,000 and 3,732,500, respectively. The A warrants entitled holders to purchase one share of the company's $.001 par value common stock for $.25 per share and expired on December 31, 1999. The B warrants entitled holders to purchase one share of the company's $.001 par value common stock for $.40 per share and expire on December 31, 2000.

NOTE 6 PREFERRED STOCK

      No rights or preferences have been assigned to the preferred stock.

NOTE 7 DEVELOPMENT STAGE OPERATIONS

      As of June 30, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      The company has expensed $107,768 of development costs for the period from June 27, 1888 (date of inception) to June 30, 2000.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE 8 GOING CONCERN

      These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $107,768 from inception and has no subsidiaries to generate income. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 9 SUBSEQUENT EVENT

      On September 30, 2000, the company converted $29,000 of accounts payable into 8,930,000 shares of common stock.

       See Accompanying Notes and Independent Accountants' Review Report.