Form 10QSB
period 2000-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-02-05
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000

                                       or

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

State number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Class                        Outstanding at September 30, 2000
Common Stock, $.001                        11,162,500 shares
    par value                              -----------------
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

On September 30, 2000, the Company converted $29,000 of accounts payable into 8,930,000 shares of common stock. The stock was issued to Stein's Holdings, Inc. ("Stein's") and the Company became a majority owned subsidiary of Stein's at September 30, 2000.

Results of Operations

The Company had no operating revenues, however, it earned interest on its cash accounts.

The Company realized a net loss of ($30) from operations for the three month period ended September 30, 2000 compared to a net loss of ($36) for the three month period ended September 30, 1999. For the three month periods ended September 30, 2000 and September 30, 1999, the Company had no revenue. The net loss per share for the three month periods ended September 30, 2000 and September 30, 1999 was nil.

The Company realized a net loss of ($40) from operations for the six month period ended September 30, 2000 compared to a net loss of ($526) for the six month period ended September 30, 1999. For the six month period ended September 30, 2000 and September 30, 1999, the Company had no revenues. The net loss per share for the six month periods ended September 30, 2000 and September 30, 1999 was nil.

The Company had development costs of $30 for the three month period ended September 30, 2000 compared to costs and expenses of $36 for the three month period ended September 30, 1999.

The Company's assets at September 30, 2000 were $3 compared to assets of approximately $474 at September 30, 1999. The Company's liabilities at September 30, 2000 were approximately $6,195 compared to liabilities of approximately $5,966 at September 30, 1999.

Total shareholder equity decreased from a deficit of ($5,492) at September 30, 1999 to a deficit of ($6,192) at September 30, 2000.

Liquidity and Capital Resources

As of September 30, 2000 and September 30, 1999, the Company had no working capital. The Company did not have adequate working capital for its operations. Presently, the Company has no working capital and is seeking a merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                         UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date January 31, 2001                    /s/ Mehrdad Alborz
                                         ---------------------------------------
                                         Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT............................         1

FINANCIAL STATEMENTS

       Balance Sheets.............................................         2

       Statements of Operations...................................         3

       Statement of Changes in Stockholders' Equity (Deficit)            4 - 5

       Statements of Cash Flows...................................       6 - 7

       Notes to Financial Statements..............................       8 - 12

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have reviewed the accompanying balance sheets of Universal Services and Acquisitions, Inc. as of September 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the six months then ended and for the period from June 27, 1988 (Date of Inception) to September 30, 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Universal Services and Acquisitions, Inc.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

October 16, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                     2000        1999
                                                                  ---------    ---------
CURRENT ASSETS
       Cash and cash equivalents                                  $       3    $     474
                                                                  ---------    ---------

            TOTAL ASSETS                                          $       3    $     474
                                                                  =========    =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                           $   1,195    $   4,966
       Accounts payable, related entity                               5,000        1,000
                                                                  ---------    ---------

              TOTAL CURRENT LIABILITIES                               6,195        5,966
                                                                  ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                             0            0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding
            1999 - 2,232,500 shares                                       0        2,233
            2000 - 11,162,500 shares                                 11,163            0
       Paid in capital in excess of par value of stock               90,443       70,373
       Deficit accumulated during the development
          stage                                                    (107,798)     (78,098)
                                                                  ---------    ---------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     (6,192)      (5,492)
                                                                  ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                    $       3    $     474
                                                                  =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                                     June 27, 1988
                                 Three Months     Six Months      Three Months      Six Months          (Date of
                                     Ended           Ended            Ended           Ended          Inception) to
                                 September 30,    September 30,   September 30,    September 30,     September 30,
                                     2000             2000             1999            1999              2000
                                 -------------    -------------   -------------    -------------     -------------
REVENUE - INTEREST INCOME        $         0      $         0      $         0      $         0      $    14,737

DEVELOPMENT COST                          30               40               36              526          122,535
                                 -----------      -----------      -----------      -----------      -----------

NET (LOSS)                       $       (30)     $       (40)     $       (36)     $      (526)     $  (107,798)
                                 ===========      ===========      ===========      ===========      ===========

NET (LOSS) PER COMMON SHARE      $      (.00)     $      (.00)     $      (.00)     $      (.00)
                                 ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

        Basic and diluted          2,232,500        2,232,500        2,232,500        2,232,500
                                 ===========      ===========      ===========      ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                        Paid in       Deficit
                                                                                      Capital in    Accumulated
                                   Preferred Stock               Common Stock          Excess of     During the
                               -----------------------     -----------------------     Par Value    Development
                                 Shares        Amount        Shares        Amount      of Stock        Stage
                               ---------     ---------     ---------     ---------    ----------    -----------
AT DATE OF INCEPTION                   0     $       0             0     $       0     $       0     $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                0             0     1,500,000         1,500        20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                      0             0             0             0             0           538
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1989                0             0     1,500,000         1,500        20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                0             0             0             0             0        (2,128)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1990                0             0     1,500,000         1,500        20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646             0             0       732,500           733        47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                0             0             0             0             0        (6,415)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1991                0             0     2,232,500         2,233        68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                0             0             0             0             0        (3,809)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1992                0             0     2,232,500         2,233        68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                0             0             0             0             0        (2,770)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1993                0             0     2,232,500         2,233        68,373       (14,584)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                0             0             0             0             0        (1,034)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1994                0             0     2,232,500         2,233        68,373       (15,618)

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                                                          Paid in         Deficit
                                                                                        Capital in     Accumulated
                                   Preferred Stock               Common Stock            Excess of       During the
                             -------------------------     -------------------------     Par Value      Development
                                Shares        Amount         Shares         Amount        of Stock         Stage
                             ----------     ----------     ----------     ----------    -----------    ------------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995               0     $        0              0     $        0     $        0     $   (1,072)
                             ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1995               0              0      2,232,500          2,233         68,373        (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996               0              0              0              0              0        (25,857)
                             ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1996               0              0      2,232,500          2,233         68,373        (42,547)

CAPITAL CONTRIBUTION                  0              0              0              0          2,000              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997               0              0              0              0              0        (31,567)
                             ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1997               0              0      2,232,500          2,233         70,373        (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998               0              0              0              0              0         (2,324)
                             ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1998               0              0      2,232,500          2,233         70,373        (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999               0              0              0              0              0         (1,134)
                             ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 1999               0              0      2,232,500          2,233         70,373        (77,572)

NET (LOSS) FOR THE YEAR
    ENDED MARCH 31, 2000              0              0              0              0              0        (30,186)
                             ----------     ----------     ----------     ----------     ----------     ----------

BALANCE, MARCH 31, 2000               0              0      2,232,500          2,233         70,373       (107,758)

CONVERSION OF ACCOUNTS
    PAYABLE FOR COMMON
    STOCK                             0              0      8,930,000          8,930         20,070              0

NET (LOSS) FOR THE SIX
    MONTHS ENDED
    SEPTEMBER 30, 2000                0              0              0              0              0            (40)
                             ----------     ----------     ----------     ----------     ----------     ----------

BALANCE,
    SEPTEMBER 30, 2000                0     $        0     11,162,500     $   11,163     $   90,443     $ (107,798)
                             ==========     ==========     ==========     ==========     ==========     ==========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                            Six Months Ended         June 27, 1988
                                                              September 30,            (Date of
                                                        -------------------------    Inception) to
                                                          2000             1999    September 30, 2000
                                                        --------         --------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                       $    (40)        $   (526)     $(78,480)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                   0                0        50,000
             Amortization                                      0                0           500
       Changes in operating assets and liabilities:
          Accounts payable                                     0            1,000         5,966
                                                        --------         --------      --------
               NET CASH (USED) BY
                  OPERATING ACTIVITIES                       (40)             474       (22,014)
                                                        --------         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                0                0       (50,000)
                                                        --------         --------      --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                         0                0       (50,000)
                                                        --------         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                  0                0        97,250
       Offering costs incurred                                 0                0       (24,644)
       Acquisition of organization costs                       0                0          (500)
                                                        --------         --------      --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                         0                0        72,106
                                                        --------         --------      --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                      (40)             474            92

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        43                0             0
                                                        --------         --------      --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                        $      3         $    474      $     92
                                                        ========         ========      ========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                 Six Months Ended        June 27, 1988
                                                   September 30,           (Date of
                                             -----------------------     Inception) to
                                                2000          1999    September 30, 2000
                                             ---------     ---------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                         $       0     $       0      $       0
                                             =========     =========      =========

       Taxes paid                            $       0     $       0      $     132
                                             =========     =========      =========

NON CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of common stock by
          conversion of accounts payable     $  29,000     $       0      $  29,000
                                             =========     =========      =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at September 30, 2000 and 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of September 30, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            The company expensed $40 and $526 of development costs for the six months ended September 30, 2000 and 1999, respectively, and $107,798 for the period from June 27, 1988 (date of development stage) to September 30, 2000.

NOTE 3      INCOME TAXES

                                                                                2000          1999
                                                                             ---------      ---------
            (Loss) before income taxes                                       $     (40)     $    (526)
                                                                             ---------      ---------

            The provision for income taxes is estimated as follows:
                   Currently payable                                         $       0      $       0
                                                                             ---------      ---------
                   Deferred                                                  $       0      $       0
                                                                             ---------      ---------

            A reconciliation of the provision for income taxes
              compared with the amounts at the Federal
              Statutory income tax rates is as follows:
                   Tax at Federal Statutory income tax rates                 $       0      $       0
                                                                             ---------      ---------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

NOTE 3      INCOME TAXES (CONTINUED)



            Deferred income tax assets and liabilities reflect the
              impact of temporary differences between amounts of
              assets and liabilities for financial reporting                     2000           1999
              purposes and the basis of such assets and liabilities           ----------     ----------
              as measured by tax laws
                  The net deferred tax assets is:                             $        0     $        0
                                                                              ----------     ----------
                  The net deferred tax liability is:                          $        0     $        0
                                                                              ----------     ----------

            Temporary differences and carryforwards that gave rise to
              deferred tax assets and liabilities included the following:

                                                                                   Deferred Tax
                                                                           -----------------------------
                                                                              Assets        Liabilities
                                                                           ------------     ------------
                  Net operating loss                                       $     16,850     $          0

                  Valuation allowance                                            16,850                0
                                                                           ------------     ------------

                  Total deferred taxes                                     $          0     $          0
                                                                           ============     ============

            A reconciliation of the valuation allowance is as follows:

                                                                                   2000             1999
                                                                           ------------     ------------

                  Balance, beginning of year                               $     16,850     $     11,636

                  Addition for the six months                                         0               74
                                                                           ------------     ------------

                  Balance, end of year                                     $     16,850     $     11,710
                                                                           ============     ============

NOTE 4      NET OPERATING LOSS CARRYFORWARD

            The company has the following net operating loss carryforwards at September 30, 2000:

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 4      NET OPERATING LOSS CARRYFORWARD (CONTINUED)

                    Year Ended                   Amount         Expiration Date
                    ----------                   ------         ---------------

                  March 31, 1994               $    2,770        March 31, 2009
                  March 31, 1995                    1,034        March 31, 2010
                  March 31, 1996                    1,072        March 31, 2011
                  March 31, 1997                   25,857        March 31, 2012
                  March 31, 1998                   31,567        March 31, 2018
                  March 31, 1999                    1,134        March 31, 2019
                  March 31, 2000                   30,186        March 31, 2020
                  March 31, 2001                       40        March 31, 2021
                                               ----------

                                               $   93,660
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

NOTE 7      DEVELOPMENT STAGE OPERATIONS

            As of September 30, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            The company has expensed $107,798 of development costs for the period from June 27, 1888 (date of inception) to September 30, 2000 and has no subsidiaries to generate income.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999

NOTE 8      GOING CONCERN

            These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $107,798 from inception and has no subsidiaries to generate income. These factors raise doubt as to the company's ability to continue as a going concern.

       See Accompanying Notes and Independent Accountants' Review Report.