Form 10KSB40
period 1994-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-15
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1994

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________.

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

Securities registered pursuant to Section 12(b) of the Act: None.

Name of each exchange on which registered: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or such shorter period of that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $1,397

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 1994 were 2,232,500. The Company's common stock is not publicly traded.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. BUSINESS

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

In May, 1999, the Company entered into an agreement with Stein's Holdings, Inc. ("Stein's") whereby Stein's agreed to pay all the costs and expenses of bringing the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended, in exchange for the issuance of 20,092,500 shares of the Company's common stock. As part of this transaction, the Company's officers and directors resigned and were replaced by directors selected by Stein's.

The Company can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The Company's office is located at 21800 Oxnard Street, Suite 440, Woodland Hills, California 91367.

As of December 31, 2000, the Company had no employees.

Item 2. Properties.

The Company presently shares office space with its majority shareholder at no cost. The Company anticipates that this space is sufficient for the near future.

Item 3 Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

The Company's common stock is not publicly traded.

As of March 31, 1994, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of March 30, 2000, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 1994, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS MAY NOT PROVE ACCURATE

When used in this Form 10-KSB, the words "anticipated", "estimate", "expect", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions including the possibility that the Company's will fail to generate projected revenues. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 1994 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 1994, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $9,500 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 1994 and March 31, 1993 should be read in conjunction with the financial statements of the Company and related notes included therein.

NEED FOR ADDITIONAL FINANCING

The Company believes that its existing capital will not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any funds will be available to the Company to allow it to cover its expenses.

The Company might seek to compensate providers of services by issuances of stock in lieu of cash.

For the year ended March 31, 1994, the Company had revenues of $1,397 compared to revenues of $1,813 for the year ended March 31, 1993. These amounts reflect interest income. For the year ended March 31, 1994, the Company had expenses of $2,431 compared to expenses of approximately $4,514 at March 31, 1993. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended March 31, 1994 was ($1,034) or nil per share of common stock compared to a net loss for the year ended March 31, 1993 of ($2,701) or nil per share of common stock.

At March 31, 1994, shareholder equity was $54,988 compared to shareholder equity of approximately $56,000 at March 31, 1993. This decrease in shareholder equity is due primarily to the Company paying its accounts payable and other expenses.

Liquidity and Capital Resources

At March 31, 1994, the Company had working capital of approximately $54,000 which consisted of current assets of $55,463 and current liabilities of $975. The Company's assets at March 31, 1994 consisted of cash of approximately $55,000. At March 31, 1993, the Company had assets of approximately $55,000 which consisted of cash. At March 31, 1993, the Company had current liabilities of $354, resulting in working capital of approximately $56,000. The current liabilities of the Company at March 31, 1994 are composed primarily of accounts payable of $975.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended March 31, 1994. Further, inflation is not expected to have any significant effect on future operations of the Company.

Item 7. Financial Statements.

Financial statements are audited and included herein beginning on Exhibit 1, page 1 and are incorporated herein by this reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no disagreements with accountants on accounting and financial disclosure during the relevant period.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                                Age           Positions Held and Tenure
---------------------------------------------------------------------------

Christopher Burnell                 27            Director, Secretary since 5/99

Charles Smith                       50            Director since 5/15/00

Mehrdad Alborz                      29            Director, CEO, CFO since 10/00

The Directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, Directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or is contemplated. There is no arrangement or understanding between the Directors and Officers of the Company and any other person pursuant to which any Director or Officer was or is to be selected as a Director or Officer of the Company.

There is no family relationship between or among any Officer and Director.

The Directors and Officers of the Company will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which each will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

The Company has no audit or compensation committee.

Business Experience. The following is a brief account of the business experience during at the least the last five years of the directors and executive officers, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

CHRISTOPHER BURNELL. Mr. Burnell joined the Company as a director in April, 1999. Mr. Burnell is presently chief operating officer and a director of Stein's Holdings, Inc., a public company traded on the OTC Electronic Bulletin Board under the symbol "SNHS" as well as serving as the chief operating officer and a director of 20/20 Web Design, Inc., a company in which Stein's Holdings, Inc. is the majority shareholder and which trades on the OTC Electronic Bulletin Board under the symbol "TWEB." Mr. Burnell presently is co-owner of a Play It Again Sports store in Escondido, California. Mr. Burnell previously held Series 7, 63 and 24 licenses from the National Association of Securities Dealers, Inc. ("NASD") and worked for several NASD member firms.

Mr. Burnell attended Southwestern College and Grossmont College.

CHARLES SMITH. Mr. Smith graduated from Boston University, Boston, Massachusetts in 1979 and since that time has been a Certified Public Accountant involved in all phases of business, including the audit of companies and tax matters. He is a consultant to various companies ranging from an art distribution company to a junior resource company which is developing a gold property in Sinaloa State, Mexico. Mr. Smith has significant experience in accounting and securities matters.

Mr. Smith's business affiliations during the last five years are as follow:
Chairman - Dynacap Group, Ltd. - a consulting and management firm - 1992 to the present; Sole proprietor as a Certified Public Accountant - 1983 to the present; Sole officer and Director - MC Cambridge, Inc. - a financial consulting firm - 1997 to present; Sole officer and director - Asset Servicing Corporation - a leasing company - 1998 to present; Chief Financial Officer and Director - Electrical Generation Technology Corporation - April 2000 to present; CEO and CFO of Stein's Holdings, Inc. since May, 2000; CFO and CEO of 20/20 Web Design, Inc. since May, 2000.

Mehrdad Alborz. Mr. Alborz has been an attorney in private practice for the last four years. Prior to being an attorney, Mr. Alborz was chief financial officer of Ravissant Corporation in Pasadena, California were he increased the company's revenues from $500,000 to $1,000,000. Mr. Alborz had similar success while employed at Micro Tree Systems.

Mr. Alborz received his Juris Doctor from West Los Angeles School of Law and his Bachelor of Science in Computer Science and Automation Engineering, with a minor in Math, from California State University at Northridge.

CONFLICTS OF INTEREST

The Officers and Directors of the Company will devote only a small portion of their time to the affairs of the Company, estimated to be no more than approximately 5 hours per month. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow the Officers and Directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner which they consider appropriate.

The Company's Officers and Directors may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium over the initial cost of such shares may be paid by the purchaser in conjunction with any sale of shares by the Company's Officers and Directors which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's Officers and Directors to acquire their shares creates a potential conflict of interest for them in satisfying their fiduciary duties to the Company and its other shareholders. Even though such a sale could result in a substantial profit to them, they would be legally required to make the decision based upon the best interests of the Company and the Company's other shareholders, rather than their own personal pecuniary benefit.

Identification of Certain Significant Employees. The Company does not employ any persons who make or are expected to make significant contributions to the business of the Company.

Item 10. Executive Compensation.

During fiscal 2000, and as of the date of the filing of this report, none of the Company's officers were paid any compensation by the Company.

Compensation of Directors

No director receives or accrues any compensation for his services as a Director, including committee participation and or special assignments.

Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meeting of the Board of Directors.

The Company has no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to the Company's directors or executive officers except as described above.

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in-control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

During the last completed fiscal year, no funds were set aside or accrued by the Company to provide pension, retirement or similar benefits for Directors or Executive Officers.

The Company has no written employment agreements.

Compensation Pursuant to Plans. Other than disclosed above, the Company has no plan pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the individuals and group described in this item.

Compensation of Directors. Directors of the Company are entitled to reasonable reimbursement for their travel expenses in attending meetings of the Board of Directors.

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 1994, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                                Position                      Filed Reports
----

Forrest Leever                      Director, President           No
Sally A. Johnson                    Director                      No
Earle D. Quinnell                   Director                      No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company's common stock issued and outstanding on March 31, 1994. No preferred shares were issued and outstanding at March 31, 1994. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name and Address of            Common Shares
Beneficial Owner              Currently Owned               Percent
----------------              ---------------               -------

Christopher Burnell (1)(2)                  0                 0.00
21800 Oxnard Street #440
Woodland Hills CA 91367

Stein's Holdings, Inc. (2)         20,092,500                90.00
21800 Oxnard Street #440
Woodland Hills CA 91367

Charles Smith (1)(2)                        0                 0.00
21800 Oxnard Street #440
Woodland Hills CA 91367

Mehrdad Alborz (1)(2)                       0                 0.00
21800 Oxnard Street #440
Woodland Hills CA 91367

All directors and officers
as a group (3)                              0                 0.00

----------
(1) Denotes officer or director. All officers and directors are also officers and directors of Stein's Holdings, Inc. which is the majority shareholder of the Company.
(2) The control persons of Stein's are the officers and directors of the
Company: Christopher Burnell, Mehrdad Alborz, and Charles Smith. These persons have both investment and voting power for the 20,092,500 shares beneficially owned by Stein's.

Changes in Control. There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.

Item 12. Certain Relationships and Related Transactions.

The Company shares office space with its president and is charged no rent for this space.

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated June 1, 1994
Balance Sheet for the Fiscal Years Ended March 31, 1994 and 1993
Statement of Operations for the Fiscal Years Ended March 31, 1994 and 1993 Statement of Changes in Shareholders' Equity
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.
Financial Data Schedule

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 1994.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2001                      UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                       /s/ Mehrdad Alborz
                                       -----------------------------------------
                                       Mehrdad Alborz, CEO, CFO, Director

                                       /s/ Charles Smith
                                       -----------------------------------------
                                       Charles Smith, Director


                                       /s/ Christopher Burnell
                                       -----------------------------------------
                                       Christopher Burnell, Director

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             MARCH 31, 1994 AND 1993

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT...........................................   F-2

FINANCIAL STATEMENTS

      Balance Sheets as of March 31, 1994 and 1993.....................   F-3

      Statements of Operations for the years ended March 31, 1994,
        1993 and 1992 and from June 27, 1988 (inception) through
        March 31, 1994.................................................   F-4

      Statements of cash flows, for the years ended March 31, 1994,
        1993 and 1992 and from June 27, 1988 (inception) through
        March 31, 1994.................................................   F-5

      Statement of Shareholders' Equity, June 27, 1988 (inception)
        through March 31, 1994 ........................................   F-6

      Summary of significant accounting policies ......................   F-7

      Notes to Financial Statements....................................   F-8

To the Board of Directors
Universal Services and Acquisitions, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Universal Services and Acquisitions, Inc. (a development stage company) as of March 31, 1994 and 1993, the related statements of operations, shareholders' equity and cash flows for the years March 31, 1994, 1993 and 1992 and June 27, 1988 (inception) through March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of March 31, 1994 and 1993 and the results of its operations and its cash flows for the years March 31, 1994, 1993 and 1992 and June 27, 1988 (inception) through March 31, 1994, in conformity with generally accepted accounting principles.

The Company is in the development stage as of March 31, 1994. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon completing a merger with a private company and achieving a level of sales adequate to support the Company's cost structure.


Cordovano & Company, P.C.
Denver, Colorado
June 1, 1994

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                   March 31
                                                                     1994        1993
                                                                   --------    --------
CURRENT ASSETS
Cash (including restricted funds of $38,885 and $38,885)(Note C)   $ 55,463    $ 55,876
                                                                   --------    --------
      Total current assets                                         $ 55,463      55,876

Intangible assets                                                       500         500

TOTAL ASSETS                                                       $ 55,963    $ 56,376
                                                                   ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                             $    975    $    354
  TOTAL CURRENT LIABILITIES                                             975         354
                                                                   --------    --------

SHAREHOLDERS' EQUITY (Note C and D)
     Preferred stock, par value $0.001 per share
       Authorized - 40,000,000 shares
       Issued and outstanding - 0 - shares                                0
     Common stock, par value $0.001 per share
       Authorized 100,000,000 shares
       Issued and outstanding - 2,232,500 shares                      2,233       2,233
     Paid in capital in excess of par value of stock                 68,373      68,373
     Deficit accumulated during the development
       stage                                                        (15,618)    (14,584)
                                                                   --------    --------

       TOTAL SHAREHOLDERS' EQUITY                                    54,988      56,022
                                                                   --------    --------

       TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                                           $ 55,963    $ 56,376
                                                                   ========    ========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                       June 27, 1988
                                      Year Ended March 31,                         (Date of Inception) to
                                      1994           1993           1992               March 31, 1994
                                      ----           ----           ----           ----------------------
Costs and expenses
   General and administrative         $     2,431          4,514          5,859          $    22,048
   Research and development                    --             --            815                3,033
                                      -----------    -----------    -----------          -----------
                                           (2,431)        (4,514)        (6,674)             (25,081)

Non-operating income                        1,397          1,813          2,845                9,586

Income (loss) before taxes                 (1,034)        (2,701)        (3,829)             (15,495)
Provision for income taxes, benefit
   (expense) (Note F)                          --            (69)            20                 (123)

Net income (loss)                     $    (1,034)   $    (2,770)   $    (3,809)         $   (15,618)
                                      ===========    ===========    ===========          ===========

Weighted average shares                 2,232,500      2,232,500      2,232,500            1,967,101

Income (loss) per share                       *              *              *            $      (.01)

* Less than $.01 per share

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                JUNE 27, 1988 (INCEPTION) through MARCH 31, 1994

                                                                                Paid in         Deficit
                                                                              Capital in      Accumulated
                                Preferred Stock          Common Stock          Excess of      During the
                             ---------------------   ---------------------     Par Value      Development
                               Shares      Amount      Shares      Amount      of Stock          Stage
                             ---------   ---------   ---------   ---------    ----------      -----------
AT DATE OF INCEPTION                 0   $       0           0   $       0     $      0         $      0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988              0           0   1,500,000       1,500       20,500                0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                    0           0           0           0            0              538
                             ---------   ---------   ---------   ---------     --------         --------

BALANCE, MARCH 31, 1989              0           0   1,500,000       1,500       20,500              538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990              0           0           0           0            0           (2,128)
                             ---------   ---------   ---------   ---------     --------         --------

BALANCE, MARCH 31, 1990              0           0   1,500,000       1,500       20,500           (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646           0           0     732,500         733       47,873                0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991              0           0           0           0            0           (6,415)
                             ---------   ---------   ---------   ---------     --------         --------

BALANCE, MARCH 31, 1991              0           0   2,232,500       2,233       68,373           (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992              0           0           0           0            0           (3,809)
                             ---------   ---------   ---------   ---------     --------         --------

BALANCE, MARCH 31, 1992              0           0   2,232,500       2,233       68,373          (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993              0           0           0           0            0           (2,770)
                             ---------   ---------   ---------   ---------     --------         --------

BALANCE, MARCH 31, 1993              0           0   2,232,500       2,233       68,373          (14,584)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994              0           0           0           0            0           (1,034)
                             ---------   ---------   ---------   ---------     --------         --------

BALANCE, MARCH 31, 1994              0           0   2,232,500       2,233       68,373          (15,618)

            See Accompanying Notes and Independent Auditors' Report.

c                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents

                                                                                June 27, 1988
                                            Year Ended March 31,                (Date of Inception) to
                                            1994        1993        1992        March 31, 1994
                                            ----        ----        ----        --------------
Cash flows from operating activities

    Net income (loss)                       $ (1,034)   $ (2,770)   $ (3,809)   $(15,618)

Adjustments to reconcile net income
(loss) to net cash used in operating
activities
(Increase) decrease in deferred taxes
(Note F)                                          --          69         (20)         --
Increase (decrease) in accounts payable          621         (43)        162         975
Total adjustments                                621          26         142         975
Net cash provided by (used in ) operating
activities                                      (413)     (2,744)     (3,667)    (14,643)

Cash flows from financing activities

Proceeds from issuance of common stock
(note C)                                          --          --          --      95,250
Offering costs incurred (Note C)                  --          --          --     (24,644)
Organization costs incurred                       --          --          --        (500)
Net cash provided by (used in )
financing activities                              --          --          --      70,106

Net increase (decrease) in cash and
cash equivalents                                (413)     (2,744)     (3,667)     55,463

Cash and cash equivalents at
beginning of period                           55,876      58,620      62,287          --

Cash and cash equivalents at
end of period                                 55,463      55,876      58,620      55,463

Supplementary disclosure of cash
flow information:

Cash paid during the year for:

Interest                                          --          --          --          --
Income taxes                                      --          --          --         132

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                 March 31, 1994

Organization costs

Organization costs, consisting of costs directly attributable to the organization of the Company, have been capitalized and will be amortized on a straight-line basis over five years once the Company begins operations. These costs are reflected as intangible assets on the accompanying financial statements.

Revenue recognition

Revenue is recognized when earned and expenses recognized when incurred. For the year ended March 31, 1994, revenue consisted of interest income on cash deposits.

Development stage company

The Company is in the development stage in accordance with SFAS No.7 and was formed to evaluate, structure and complete a merger with, or acquisition of a privately owned company.

Cash Equivalents

For financial accounting the purposes and the statement of cash flows, cash equivalents include all time deposits, certificates of deposit, and all highly liquid debt instruments original maturities of three months.

Net income (loss) per share

Net loss per share is based on the weighted average number of common shares outstanding for the periods presented according to the rules of the Securities and Exchange Commission.

Research and development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Deferred income taxes

Deferred income taxes are the result of differing amortization methods for book and tax purposes. The temporary difference is presented as a deferred tax benefit in the financial statements.

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1994

Note A:     Nature of organization

            Universal Services and Acquisitions, Inc. (the Company) was incorporated under the laws of Colorado on June 27, 1988. The principal activities since inception have been organizational matters and the sale and issuance of 2,232,500 shares of its $.001 par value common stock.

Note B:     Related party transactions

            The Company utilized office space on a rent-free basis from the president during all periods presented. The Company does not anticipate changing this arrangement until the Company's operations have commenced.

Note C:     Public stock offering

            During the year ended March 31, 1991, the Company completed a public offering of 732,500 shares of its $.001 par value common stock. The Company offered units consisting of one share of .001 par value common stock, two A warrants and one B warrant at a unit price of $.10 per unit. The Company recognized net proceeds from the offering aggregating $48,606 after deducting $24,644 in costs related to the offering. Pursuant to Colorado securities law, $38,885 as of March 31, 1994 and 1993, is restricted and cannot be used until the Company completes a merger with a privately held company.

Note D:     Preferred stock

            The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $.001 per share. No preferred stock is issued and outstanding.

Note E:     Stock warrants

            As of March 31, 1994, the Company had outstanding B warrants in the amount of 3,732,500. The warrants entitle holders to purchase one share of the Company's $.001 par value common stock for $.40 per share and expire on November 12, 1994.

Note F:     Income taxes

            In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 10, "Accounting for Income Taxes". This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and a liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 109 in 1993. Adoption of this statement is required for fiscal years beginning after

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, Concluded
                                 MARCH 31, 1994

Note F:     Income taxes (continued)

            December 15, 1992. Management does not expect that Statement No. 10 will have a material effect on its financial statements.

            Net operating losses carried forward from prior years eliminated all of the Company's federal and state taxable income for the year ended March 31, 1994. The tax benefit of losses carried forward are recognized when they are realized. The Company's income tax carryforwards total approximately $15,862 through 2006 and 2009.

            The Company's provision for income taxes consisted of:

                                                      March 31

                                       1994           1993            1992
Federal:
      Deferred                       $   --         $   --          $(52)
State:
      Deferred                       $   --         $   --          $(17)
                                     $   --         $   --          $(69)

            The deferred tax benefits for the year ended March 31, 1992 is attributable to amortization of organization costs not recognized for book purposes. For the year ended March 31, 1993, a valuation allowance of $2,794 was used to completely offset the Company's deferred tax asset.

            A reconciliation of the federal statutory rate to the effective rate is as follows:

                                                                   March 31
                                                          1994     1993     1992
Statutory rate                                            15%      15%      15%
State taxes, net of federal income tax benefit             5%       5%       5%
Effect of net operating losses                           (20)%    (20)%    (20)%

Note G      Loss of control

            If the Company is successful in its efforts to merge with or acquire an existing privately held company, the majority of control of the Company must rest with the former shareholders of the merged or acquired company. Therefore, significant changes may be made to the present slate of officers and directors of the Company.

            See Accompanying Notes and Independent Auditors' Report.