Form 10QSB
period 2001-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-15
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001

                                       or

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

      Class                        Outstanding at March 31, 2000
Common Stock, $.001                         22,325,500 shares
                                            -----------------
      par value                        Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

UNIVERSAL SERVICES & ACQUISITIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

In May, 1999, the Company entered into an agreement with Stein's Holdings, Inc. ("Stein's") whereby Stein's agreed to pay all the costs and expenses of bringing the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended, in exchange for the issuance of 20,092,500 shares of the Company's common stock. As part of this transaction, the Company's officers and directors resigned and were replaced by directors selected by Stein's. As part of this transaction, the Company changed its fiscal year end from March 31 to December 31. effective December 31, 2000.

There were no material changes in financial condition in the current quarter. The Company will attempt to carry out its plan of business and hopes to enter into a business combination with another entity. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination. The Company's working capital is not sufficient to meet the obligations of identifying and evaluating prospective merger candidates.

Results of Operations

There were no material changes in the results of operations as compared with the corresponding period of the previous year.

The Company had no operating revenues and had general and administrative expenses of $25,093. These expenses were incurred in bringing the Company's audits up to date as well as legal fees and filings fees in connection with filing the Company's reports with the Securities and Exchange Commission.

The Company realized a net loss of ($25,093) from operations for the three month period ended March 31, 2001 compared to a net loss of ($30,186) for the three month period ended March 31, 2000. For the three month periods ended March 31, 2001 and 2000, the Company had no revenue. The net loss per share for the three month periods ended June 30, 2001 and 2000 was nil and ($.01), respectively.

The Company had general and administrative costs of approximately $25,000 for the three month period ended March 31, 2001 compared to development costs of approximately $30,000 for the three month period ended March 31, 2000.

The Company had no assets at March 31, 2001 and December 31, 2000. The Company's current liabilities at March 31, 2001 were approximately $33,500 compared to current liabilities of approximately $8,300 at December 31, 2000. The difference is attributable to legal and accounting fees as well as filing fees incurred in bringing the Company current with its reporting requirements under the 1934 Act.

Total shareholder equity increased from a deficit of approximately ($8,300) at December 31, 2000 to a deficit of approximately ($34,000) at March 31, 2001.

Liquidity and Capital Resources

As of March 31, 2001 and 2000, the Company had no working capital. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

The Company's balance sheet as of March 31, 2001 reflects no assets and substantial liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended March 31, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

NEED FOR ADDITIONAL FINANCING

The Company's existing capital is not be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5 are inapplicable.

Item 6. Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed during the three months ended March 31, 2001.

(b) Exhibits

99 Financial Statements for the period ended March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date May 14, 2001                      /s/ Mehrdad Alborz
                                       ---------------------------------
                                       Mehrdad Alborz, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT.............................        1

FINANCIAL STATEMENTS

       Balance Sheets..............................................        2

       Statements of Operations....................................        3

       Statement of Stockholders' (Deficit)........................      4 - 5

       Statements of Cash Flows....................................      6 - 8

       Notes to Financial Statements...............................     9 - 12

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of March 31, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the three months ended March 31, 2001 and 2000, and for the period from June 27, 1988 (date of inception) to March 31, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Universal Services and Acquisitions, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company incurred net losses of $135,060 from inception, has no assets and has abandoned all development programs. These factors raise doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001 we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Moffitt & Company, P.C.
Scottsdale, Arizona

April 26, 2001

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                  March 31,      December 31,
                                                                     2001            2000
                                                                 (Unaudited)      (Audited)
                                                                 -----------      ---------
CURRENT ASSETS
       Cash and cash equivalents                                  $       0       $       0
                                                                  =========       =========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                           $  32,355       $   8,362
       Accounts payable, related entity                               1,100               0
                                                                  ---------       ---------

              TOTAL CURRENT LIABILITIES                              33,455           8,362
                                                                  ---------       ---------

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                             0               0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding  - 22,325,000 shares                22,325          22,325
       Paid in capital in excess of par value of stock               79,280          79,280
       Deficit accumulated during the development
          stage                                                    (135,060)       (109,967)
                                                                  ---------       ---------

            TOTAL STOCKHOLDERS' (DEFICIT)                           (33,455)         (8,362)
                                                                  ---------       ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                           $       0       $       0
                                                                  =========       =========

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                              June 27, 1988
                                                  Three Months Ended            (Date of
                                                       March 31,              Inception) to
                                              ---------------------------       March 31,
                                                  2001            2000             2001
                                              -----------      ----------       ---------
REVENUE - INTEREST INCOME                     $         0      $        0       $  14,737
                                              -----------      ----------       ---------

EXPENSES
       General and administrative expenses         25,093               0          27,302
       Development costs                                0          30,186         122,495
                                              -----------      ----------       ---------

                TOTAL EXPENSES                     25,093          30,186         149,797
                                              -----------      ----------       ---------

NET (LOSS)                                    $   (25,093)     $  (30,186)      $(135,060)
                                              ===========      ==========       =========

NET (LOSS) PER COMMON SHARE

       Basic and diluted                      $      (.00)     $     (.01)
                                              ===========      ==========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

        Basic and diluted                      22,325,000       2,232,500
                                              ===========      ==========

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO MARCH 31, 2001

                                          Preferred Stock                     Common Stock
                                   -----------------------------       -----------------------------
                                     Shares             Amount            Shares            Amount
                                   -----------       -----------       -----------       -----------
AT DATE OF INCEPTION                         0       $         0                 0       $         0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                      0                 0         1,500,000             1,500

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                            0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1989                      0                 0         1,500,000             1,500

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                      0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1990                      0                 0         1,500,000             1,500

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646                   0                 0           732,500               733

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                      0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1991                      0                 0         2,232,500             2,233

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                      0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1992                      0                 0         2,232,500             2,233

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                      0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1993                      0                 0         2,232,500             2,233

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                      0                 0                 0                 0
                                   -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1994                      0                 0         2,232,500             2,233

                                      Paid in              Deficit
                                    Capital in           Accumulated
                                     Excess of           During the
                                     Par Value           Development
                                     of Stock               Stage
                                   ------------          -----------

                                   $          0          $         0

                                         20,500                    0

                                              0                  538
                                   ------------          -----------

                                         20,500                  538

                                              0               (2,128)
                                   ------------          -----------

                                         20,500               (1,590)

                                         47,873                    0

                                              0               (6,415)
                                   ------------          -----------

                                         68,373               (8,005)

                                              0               (3,809)
                                   ------------          -----------

                                         68,373              (11,814)

                                              0               (2,770)
                                   ------------          -----------

                                         68,373              (14,584)

                                              0               (1,034)
                                   ------------          -----------

                                         68,373              (15,618)

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO MARCH 31, 2001

                                     Preferred Stock                      Common Stock
                              -----------------------------       -----------------------------
                                 Shares            Amount            Shares            Amount
                              -----------       -----------       -----------       -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                 0       $         0                 0       $         0
                              -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1995                 0                 0         2,232,500             2,233

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                 0                 0                 0                 0
                              -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1996                 0                 0         2,232,500             2,233

CAPITAL CONTRIBUTION                    0                 0                 0                 0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997                 0                 0                 0                 0
                              -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1997                 0                 0         2,232,500             2,233

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998                 0                 0                 0                 0
                              -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1998                 0                 0         2,232,500             2,233

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999                 0                 0                 0                 0
                              -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 1999                 0                 0         2,232,500             2,233

NET (LOSS) FOR THE YEAR
    ENDED MARCH 31, 2000                0                 0                 0                 0
                              -----------       -----------       -----------       -----------

BALANCE, MARCH 31, 2000                 0                 0         2,232,500             2,233

                                                 Paid in          Deficit
                                               Capital in       Accumulated
                                                Excess of       During the
                                                Par Value       Development
                                                of Stock           Stage
                                              -------------    -------------

                                              $           0    $      (1,072)
                                              -------------    -------------

                                                     68,373          (16,690)

                                                          0          (25,857)
                                              -------------    -------------

                                                     68,373          (42,547)

                                                      2,000                0

                                                          0          (31,567)
                                              -------------    -------------

                                                     70,373          (74,114)

                                                          0           (2,324)
                                              -------------    -------------

                                                     70,373          (76,438)

                                                          0           (1,134)
                                              -------------    -------------

                                                     70,373          (77,572)

                                                          0          (30,186)
                                              -------------    -------------

                                                     70,373         (107,758)

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO MARCH 31, 2001

                                      Preferred Stock                        Common Stock
                              -------------------------------       -------------------------------
                                 Shares             Amount             Shares             Amount
                              ------------       ------------       ------------       ------------
COMMON STOCK ISSUED
   FOR SERVICES
   SEPTEMBER 30, 2000                    0       $          0         20,092,500       $     20,092

NET (LOSS) FOR THE NINE
    MONTH PERIOD ENDED
    DECEMBER 31, 2000                    0                  0                  0                  0
                              ------------       ------------       ------------       ------------

BALANCE,
   DECEMBER 31, 2000                     0       $          0         22,325,000       $     22,325

NET (LOSS) FOR THE THREE
    MONTHS ENDED
    MARCH 31, 2001                       0                  0                  0                  0
                              ------------       ------------       ------------       ------------

BALANCE,
   MARCH 31, 2001                        0       $          0         22,325,000       $     22,325
                              ============       ============       ============       ============

                                                 Paid in         Deficit
                                               Capital in      Accumulated
                                                Excess of      During the
                                                Par Value      Development
                                                of Stock          Stage
                                              ------------    ------------

                                              $      8,907    $          0

                                                         0          (2,209)
                                              ------------    ------------

                                                    79,280        (109,967)

                                                         0         (25,093)
                                              ------------    ------------

                                              $     79,280    $   (135,060)
                                              ============    ============

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                                           June 27, 1988
                                                                Three Months Ended            (Date of
                                                                     March 31,              Inception) to
                                                             -------------------------        March 31,
                                                                2001            2000            2001
                                                             ---------       ---------       ---------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                            $ (25,093)      $ (30,186)      $(135,060)
       Adjustments to reconcile net (loss) to net
          cash provided (used) by operating activities:
             Common stock issued for services                        0               0          29,000
             Allowance for doubtful accounts                         0               0          50,000
             Amortization                                            0               0             500
       Changes in operating assets and liabilities:
          Accounts payable                                      25,093          30,229          33,454
                                                             ---------       ---------       ---------
                NET CASH PROVIDED (USED)
                   BY OPERATING ACTIVITIES                           0              43         (22,106)
                                                             ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Loan to merger candidate                                      0               0         (50,000)
       Acquisition of organization costs                             0               0            (500)
                                                             ---------       ---------       ---------

                NET CASH (USED) BY
                   INVESTING ACTIVITIES                              0               0         (50,500)
                                                             ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                        0               0          97,250
       Offering costs incurred                                       0               0         (24,644)
                                                             ---------       ---------       ---------

                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                              0               0          72,606
                                                             ---------       ---------       ---------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                  0              43               0

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                               0               0               0
                                                             ---------       ---------       ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $       0       $      43       $       0
                                                             =========       =========       =========

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO MARCH 31, 2001

                                                                               June 27, 1988
                                                     Three Months Ended           (Date of
                                                          March 31,             Inception) to
                                                  -------------------------       March 31,
                                                    2001            2000             2001
                                                  ---------       ---------       ---------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                              $       0       $       0       $       0
                                                  =========       =========       =========

       Taxes paid                                 $       0       $       0       $     132
                                                  =========       =========       =========

NON-CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of common stock for services      $       0       $       0       $  29,000
                                                  =========       =========       =========

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization and Nature of Business

            The Company was incorporated under the laws of the state of Colorado on June 27, 1988 for the purpose of acquiring subsidiary companies. On September 30, 2000, the Company issued 20,092,500 shares of common stock to Stein's Holdings, Inc. and became a 90% owned subsidiary of Stein's. The Company then changed its year-end to December 31, 2000 to conform to the year-end of Stein's Holdings, Inc.

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

            Net (Loss) Per Share

            The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
            (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net loss per share are excluded.

            Disclosure About Fair Value of Financial Instruments

            The Company estimates that the fair value of all financial instruments at March 31, 2001 and 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments (Continued)

            financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of March 31, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            The Company expensed development costs as follows:

                Three months ended March 31, 2001                     $        0
                Period from June 27, 1988 (date of inception) to
                   March 31, 2001                                     $  122,495

NOTE 3      INCOME TAXES

            Significant components of the Company's deferred tax assets are as follows as of March 31, 2001 and 2000:

                                                         March 31,   March 31,
                                                           2001         2000
                                                         -------      -------

            Deferred tax assets
                  Net operating losses carryforward      $21,800      $16,850

                  Less valuation allowance                21,800       16,850
                                                         -------      -------

                  Net deferred tax assets                $     0      $     0
                                                         =======      =======

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 3      INCOME TAXES (CONTINUED)

                                                            March 31,  March 31,
                                                              2001       2000
                                                             -------    -------

            A  reconciliation of the valuation allowance is
              as follows:

                  Balance at beginning of period             $17,250    $11,636

                  Addition - net operating loss                4,550      5,214
                                                             -------    -------

                  Balance at end of period                   $21,800    $16,850
                                                             =======    =======

NOTE 4      NET OPERATING LOSS CARRYFORWARD

            The Company has the following net operating loss carryforwards at March 31, 2001:

                     Year Ended              Amount          Expiration Date
                     ----------              ------          ---------------

                   March 31, 1994         $      2,770        March 31, 2009
                   March 31, 1995                1,034        March 31, 2010
                   March 31, 1996                1,072        March 31, 2011
                   March 31, 1997               25,857        March 31, 2012
                   March 31, 1998               31,567        March 31, 2018
                   March 31, 1999                1,134        March 31, 2019
                   March 31, 2000               30,186        March 31, 2020
                  December 31, 2000              2,209       December 31, 2020
                   March 31, 2001               25,093       December 31, 2021
                                          ------------

                                          $    120,922
                                          ============

            Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards prior to their expiration.

NOTE 5      PREFERRED STOCK

            No rights or preferences have been assigned to the preferred stock.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000

NOTE 6      GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $135,060 from inception. In addition, the Company has abandoned all development activities and has no assets. These factors raise doubt as to the Company's ability to continue as a going concern.

            Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate.

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of March 31, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.