Form 10KSB40
period 1993-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1993

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________.

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

                       2643 17th Street, Denver, CO 80211
   (Former name, former address and fiscal year, if changed since last report)

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $1,813

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 1993 were 2,232,500. The Company's common stock is not publicly traded.

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

As of March 31, 1993, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of March 30, 2000, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 1993, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 1993 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 1993, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $8,000 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 1993 and March 31, 1992 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the year ended March 31, 1993, the Company had revenues of $1,813 compared to revenues of $2,845 for the year ended March 31, 1992. These amounts reflect interest income. For the year ended March 31, 1993, the Company had expenses of $4,514 compared to expenses of approximately $6,674 at March 31, 1992. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended March 31, 1993 was ($2,701) or nil per share of common stock compared to a net loss for the year ended March 31, 1992 of ($3,829) or nil per share of common stock.

At March 31, 1993, shareholder equity was approximately $56,000 compared to shareholder equity of approximately $58,000 at March 31, 1992. This decrease in shareholder equity is due primarily to the Company paying its accounts payable and other expenses.

Liquidity and Capital Resources

At March 31, 1993, the Company had working capital of approximately $55,000 which consisted of current assets of $55,876 and current liabilities of $354. The Company's assets at March 31, 1993 consisted of cash of approximately $55,876. At March 31, 1992, the Company had current assets of approximately $58,500 which consisted of cash. At March 31, 1992, the Company had current liabilities of $397, resulting in working capital of approximately $58,000. The current liabilities of the Company at March 31, 1993 are composed primarily of accounts payable of $354.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended March 31, 1993. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                                Age         Positions Held and Tenure
-------------------------------------------------------------------------

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

The Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any executive officer or director, where such plan or arrangement would result in any compensation or remuneration being paid resulting from the resignation, retirement or any other termination of such executive officer's employment or from a change-in-control of the Company or a change in such executive officer's responsibilities following a change-in- control and the amount, including all periodic payments or installments where the value of such compensation or remuneration exceeds $100,000 per executive officer.

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

Termination of Employment and Change of Control Arrangement. Except as noted herein, the Company has no compensatory plan or arrangements, including payments to be received from the Company, with respect to any individual names above from the latest or next preceding fiscal year, if such plan or arrangement results or will result from the resignation, retirement or any other termination of such individual's employment with the Company, or from a change in control of the Company or a change in the individual=s responsibilities following a change in control.

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 1993, the following persons were officers, directors and more than ten- percent shareholders of the Company's common stock:

Name                             Position                    Filed Reports

Forrest Leever                   Director, President         No
Sally A. Johnson                 Director                    No
Earle D. Quinnell                Director                    No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company's common stock issued and outstanding on March 31, 1993. No preferred shares were issued and outstanding at March 31, 1993. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name and Address of                          of Common Shares
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

--------------

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated July 8, 1993
Balance Sheet for the Fiscal Years Ended March 31, 1993 and 1992
Statement of Operations for the Fiscal Years Ended March 31, 1993 and 1992 Statement of Changes in Shareholders' Equity
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 1993.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2001                      UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                       /s/ Mehrdad Alborz
                                       ------------------
                                       Mehrdad Alborz, CEO, CFO, Director

                                       /s/ Charles Smith
                                       -----------------
                                       Charles Smith, Director


                                       /s/ Christopher Burnell
                                       -----------------------
                                       Christopher Burnell, Director

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             MARCH 31, 1993 AND 1992

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT .............................................   F-2

FINANCIAL STATEMENTS

   Balance Sheets as of March 31, 1993 and 1992 ..........................   F-3

   Statements of Operations for the years ended March 31, 1993, 1992 and
     1991 and from June 27, 1988 (inception) through March 31, 1993 ......   F-4

   Statements of cash flows, for the years ended March 31, 1993, 1992 and
     1991 and from June 27, 1988 (inception) through March 31, 1993 ......   F-5

   Statement of Shareholders' Equity, June 27, 1988 (inception) through
     March 31, 1993 ......................................................   F-6

   Summary of significant accounting policies ............................   F-7

   Notes to Financial Statements .........................................   F-8

To the Board of Directors
Universal Services and Acquisitions, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Universal Services and Acquisitions, Inc. (a development stage company) as of March 31, 1993 and 1992, the related statements of operations, shareholders' equity and cash flows for the years March 31, 1993, 1992 and 1991 and June 27, 1988 (inception) through March 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of March 31, 1993 and 1992 and the results of its operations and its cash flows for the years March 31, 1993, 1992 and 1991 and June 27, 1988 (inception) through March 31, 1993, in conformity with generally accepted accounting principles.

The Company is in the development stage as of March 31, 1993. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon completing a merger with a private company and achieving a level of sales adequate to support the Company's cost structure.

Cordovano & Company, P.C.
Denver, Colorado
July 8, 1993

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     March 31
                                                                       1993          1992
                                                                     --------      --------
CURRENT ASSETS
Cash (including restricted funds of $38,885 and $38,885)(Note C)     $ 55,876      $ 58,620
                                                                     --------      --------
       Total current assets                                          $  55,87        58,620

Intangible assets                                                         500           500

TOTAL ASSETS                                                         $ 56,376      $ 59,189
                                                                     ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                     $    354      $    397
            TOTAL CURRENT LIABILITIES                                     354           397
                                                                     --------      --------

SHAREHOLDERS' EQUITY (Note C and D)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                               0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                     2,233         2,233
       Paid in capital in excess of par value of stock                 68,373        68,373
       Deficit accumulated during the development
          stage                                                       (14,584)      (11,814)
                                                                     --------      --------

            TOTAL SHAREHOLDERS' EQUITY                                 56,022        58,792
                                                                     --------      --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                       $ 56,376      $ 59,189
                                                                     ========      ========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                            June 27, 1988
                                             Year Ended March 31,                      (Date of Inception) to
                                            1993            1992             1991           March 31, 1993
                                        -----------      -----------      -----------  -----------------------
Costs and expenses
       General and administrative       $     4,514            5,859            6,617        $    19,617
       Research and development                  --                8            2,218              3,033
                                        -----------      -----------      -----------        -----------
                                             (4,514)          (6,674)          (8,835)           (22,650)

Non-operating income                          1,813            2,845            2,400              8,189

Income (loss) before taxes                   (2,701)          (3,829)          (6,435)           (14,461)
Provision for income taxes, benefit
       (expense) (Note F)                       (69)              20               20               (123)

Net income (loss)                       $    (2,770)     $    (3,809)     $    (6,415)       $   (14,584)
                                        ===========      ===========      ===========        ===========

Weighted average shares                   2,232,500        2,232,500        1,988,333          1,911,228

Income (loss) per share                           *                *                *        $      (.01)

* Less than $.01 per share

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                JUNE 27, 1988 (INCEPTION) through MARCH 31, 1993

                                                                                        Paid in       Deficit
                                                                                      Capital in    Accumulated
                                   Preferred Stock              Common Stock           Excess of    During the
                               -----------------------     -----------------------     Par Value    Development
                                Shares        Amount       Shares         Amount       of Stock        Stage
                               ---------     ---------     ---------     ---------    -----------   -----------
AT DATE OF INCEPTION                   0     $       0             0     $       0     $       0     $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988                0             0     1,500,000         1,500        20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                      0             0             0             0             0           538
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1989                0             0     1,500,000         1,500        20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990                0             0             0             0             0        (2,128)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1990                0             0     1,500,000         1,500        20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646             0             0       732,500           733        47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991                0             0             0             0             0        (6,415)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1991                0             0     2,232,500         2,233        68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992                0             0             0             0             0        (3,809)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1992                0             0     2,232,500         2,233        68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993                0             0             0             0             0        (2,770)
                               ---------     ---------     ---------     ---------     ---------     ---------

BALANCE, MARCH 31, 1993                0             0     2,232,500         2,233        68,373       (14,584)

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents

                                                                                                 June 27, 1988
                                                               Year Ended March 31,         (Date of Inception) to
                                                          1993          1992         1991        March 31, 1993
                                                          ----          ----         ----        --------------
Cash flows from operating activities

       Net income (loss)                               $ (2,770)     $ (3,809)     $ (6,415)       $(14,584)

Adjustments to reconcile net income
(loss) to net cash used in operating
activities
(Increase) decrease in deferred taxes
(Note F)                                                     69           (20)          (20)             --
Increase (decrease) in accounts payable                     (43)          162        (3,839)            354
Total adjustments                                            26           142        (3,859)            354
Net cash provided by (used in) operating
activities                                               (2,744)       (3,667)      (10,274)        (14,230)

Cash flows from financing activities

Proceeds from issuance of common stock
       (note C)                                              --            --        73,250          95,250
Offering costs incurred (Note C)                             --            --        (5,701)        (24,644)
Organization costs incurred                                  --            --            --            (500)
Net cash provided by (used in)
financing activities                                         --            --       (67,549)         70,106

Net increase (decrease) in cash and
cash equivalents                                         (2,744)       (3,667)       57,275          55,876

Cash and cash equivalents at
beginning of period                                      58,620        62,287         5,012              --

Cash and cash equivalents at
end of period                                            55,876        58,620        62,287          55,876

Supplementary disclosure of cash flow information:

Cash paid during the year for:

Interest                                                     --            --            --              --
Income taxes                                                 --            --            --             132

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                 March 31, 1993

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

Income Taxes

In 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 10, "Accounting for Income Taxes". This pronouncement established financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and a liability approach for financial accounting and reporting for income taxes. Adoption of this statement is required for fiscal years beginning after December 15, 1992. Management does not expect that Statement No. 109 will have a material effect on its financial statements.

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1993

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

Note C:     Public stock offering

            During the year ended March 31, 1991, the Company completed a public offering of 732,500 shares of its $.001 par value common stock. The Company offered units consisting of one share of .001 par value common stock, two A warrants and one B warrant at a unit price of $.10 per unit. The Company recognized net proceeds from the offering aggregating $48,606 after deducting $24,644 in costs related to the offering. Pursuant to Colorado securities law, $38,885 as of March 31, 1993 and 1992, is restricted and cannot be used until the Company completes a merger with a privately held company.

Note D:     Preferred stock

            The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $.001 per share. No preferred stock is issued and outstanding.

Note E:     Stock warrants

            As of March 31, 1993, the Company had outstanding A and B warrants in the amount of 10,465,000 and 3,732,500, respectively. The A warrants entitle holders to purchase one share of the Company's $.001 par value common stock for $.25 per share and expire on November 12, 1993. The B warrants entitle holders to purchase one share of the Company's $.001 par value common stock for $.40 per share and expire on November 12, 1994.

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, Concluded
                                 MARCH 31, 1993

Note F:     Income taxes

            The Company's provision for income taxes consisted of:

                                                     March 31

                                     1993              1992             1991
Federal:
       Current                    $      --         $      --        $       --
       Deferred                   $     (52)        $     (15)       $      (15)
State:
       Current                    $      --         $      --        $       --
       Deferred                   $     (17)        $      (5)       $       (5)
                                  $      --         $      --        $      (69)
                                  ---------------------------------------------
                                  $      69         $     (20)       $      (20)
                                  =============================================

            The deferred tax benefits for the year ended March 31, 1992 and 1991 is attributable to amortization of organization costs not recognized for book purposes. For the year ended March 31, 1993, a valuation allowance of $2,794 was used to completely offset the Company's deferred tax asset.

            A reconciliation of the federal statutory rate to the effective rate is as follows:

                                                              March 31
                                                      1992       1991     1990
Statutory rate                                          15%       15%       15%
State taxes, net of federal income tax benefit           5%        5%        5%
Effect of net operating losses                         (20)%     (20)%     (20)%
                                                       -----------------------
                                                        --%       --%       --%
                                                       =======================

            The Company has available, as of March 31, 1993, unused operating loss carryforwards of approximately $14,928, which expire in the years 2006 through 2008.

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