Form 10KSB40
period 1995-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1995

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $1,562

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 1995 were 2,232,500. The Company's common stock is not publicly traded.

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

In May, 1999, the Company entered into an agreement with Stein's Holdings, Inc. ("Stein's") whereby Stein's agreed to pay all the costs and expenses of bringing the Company current in its reporting obligations under the Securities Exchange Act of 1934, as amended, in exchange for the issuance of 20,092,500 shares of the Company's common stock. As part of this transaction, the Company's officers and directors resigned and were replaced by directors selected by Stein's. As part of this transaction, the Company changed its fiscal year end from March 31 to December 31 effective December 31, 2000.

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

As of March 31, 1995, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of March 30, 2000, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 1995, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 1995 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 1995, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $11,000 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 1995 and March 31, 1994 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the year ended March 31, 1995, the Company had revenues of $1,562 compared to revenues of $1,397 for the year ended March 31, 1994. These amounts reflect interest income. For the year ended March 31, 1995, the Company had expenses of $2,634 compared to expenses of approximately $2,500 at March 31, 1994. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended March 31, 1995 was ($1,072) or nil per share of common stock compared to a net loss for the year ended March 31, 1994 of ($1,034) or nil per share of common stock.

At March 31, 1995, shareholder equity was $53,916 compared to shareholder equity of approximately $55,000 at March 31, 1994. This decrease in shareholder equity is due primarily to the Company paying its accounts payable and other expenses.

Liquidity and Capital Resources

At March 31, 1995, the Company had working capital of approximately $53,000 which consisted of current assets of $54,799 and current liabilities of $1,383. The Company's assets at March 31, 1994 consisted of cash of approximately $55,000. At March 31, 1994, the Company had assets of approximately $55,000 which consisted of cash. At March 31, 1994, the Company had current liabilities of $975, resulting in working capital of approximately $54,000. The current liabilities of the Company at March 31, 1995 are composed primarily of accounts payable of $1,383.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                         Age               Positions Held and Tenure
------------------------------------------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 1995, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                    Position                         Filed Reports
----

Forrest Leever          Director, President              No
Sally A. Johnson        Director                         No
Earle D. Quinnell       Director                         No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company's common stock issued and outstanding on March 31, 1995. No preferred shares were issued and outstanding at March 31, 1995. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

Name and Address of                Number of Common Shares
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

(1) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated May 26, 1995
Balance Sheet for the Fiscal Years Ended March 31, 1995 and 1994
Statement of Operations for the Fiscal Years Ended March 31, 1995 and 1994 Statement of Changes in Shareholders' Equity
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 1995.

                                   Signatures

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

February 22, 2001                      UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                       /s/ Mehrdad Alborz
                                       -----------------------------------------
                                       Mehrdad Alborz, CEO, CFO, Director


                                       /s/ Charles Smith
                                       -----------------------------------------
                                       Charles Smith, Director


                                       /s/ Christopher Burnell
                                       -----------------------------------------
                                       Christopher Burnell, Director

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             MARCH 31, 1995 AND 1994

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT ...........................................  F-2

FINANCIAL STATEMENTS

  Balance Sheets as of March 31, 1995 and 1994 .........................  F-3

  Statements of Operations for the years ended March 31, 1995, 1994 and
    1993 and from June 27, 1988 (inception) through March 31, 1995 .....  F-4

  Statements of cash flows, for the years ended March 31, 1995, 1994 and
    1993 and from June 27, 1988 (inception) through March 31, 1995 .....  F-5

  Statement of Shareholders' Equity, June 27, 1988 (inception) through
    March 31, 1995 .....................................................  F-6

  Summary of significant accounting policies ...........................  F-7

  Notes to Financial Statements ........................................  F-8

To the Board of Directors
Universal Services and Acquisitions, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Universal Services and Acquisitions, Inc. (a development stage company) as of March 31, 1995 and 1994, the related statements of operations, shareholders' equity and cash flows for the years March 31, 1995, 1994 and 1993 and June 27, 1988 (inception) through March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of March 31, 1995 and 1994 and the results of its operations and its cash flows for the years March 31, 1995, 1994 and 1993 and June 27, 1988 (inception) through March 31, 1995, in conformity with generally accepted accounting principles.

The Company is in the development stage as of March 31, 1995. Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to the attainment of profitable operations is dependent upon completing a merger with a private company and achieving a level of sales adequate to support the Company's cost structure.

Cordovano & Company, P.C.
Denver, Colorado
May 26, 1995

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                     March 31
                                                                       1995          1994
                                                                     --------      --------

CURRENT ASSETS
Cash (including restricted funds of $38,885 and $38,885)(Note C)     $ 54,799      $ 55,463
                                                                     --------      --------
       Total current assets                                          $ 54,799        55,463

Intangible assets                                                         500           500

TOTAL ASSETS                                                         $ 55,299      $ 55,963
                                                                     ========      ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                              $  1,383      $    975
     TOTAL CURRENT LIABILITIES                                          1,383           975
                                                                     --------      --------

SHAREHOLDERS' EQUITY (Note C and D)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                               0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                     2,233         2,233
       Paid in capital in excess of par value of stock                 68,373        68,373
       Deficit accumulated during the development
          stage                                                       (16,690)      (15,618)
                                                                     --------      --------

            TOTAL SHAREHOLDERS' EQUITY                                 53,916        54,988
                                                                     --------      --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                       $ 55,299      $ 55,963
                                                                     ========      ========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                            June 27, 1988
                                             Year Ended March 31,                       (Date of Inception) to
                                            1995             1994             1993          March 31, 1995
                                            ----             ----             ----      ----------------------
Costs and expenses
   General and administrative           $     2,634            2,431            4,514        $    24,682
   Research and development                      --               --               --              3,033
                                        -----------      -----------      -----------        -----------
                                             (2,634)          (2,431)          (4,514)           (27,715)

Non-operating income                          1,562            1,397            1,813             11,148

Income (loss) before taxes                   (1,072)          (1,034)          (2,701)           (16,567)
Provision for income taxes, benefit
   (expense) (Note F)                            --               --              (69)              (123)

Net income (loss)                       $    (1,072)     $    (1,034)     $    (2,770)       $   (16,690)
                                        ===========      ===========      ===========        ===========

Weighted average shares                   2,232,500        2,232,500        2,232,500          2,006,420

Income (loss) per share                           *                *                *        $         *

* Less than $.01 per share

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                JUNE 27, 1988 (INCEPTION) through MARCH 31, 1995

                                                                              Paid in         Deficit
                                                                             Capital in     Accumulated
                              Preferred Stock           Common Stock          Excess of      During the
                              ---------------      ---------------------      Par Value     Development
                              Shares   Amount      Shares         Amount      of Stock         Stage
                              ------   ------      ------         ------     ----------     -----------
AT DATE OF INCEPTION             0       $0               0       $    0       $     0       $      0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988          0        0       1,500,000        1,500        20,500              0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                0        0               0            0             0            538
                              ----     ----       ---------        -----        ------        -------

BALANCE, MARCH 31, 1989          0        0       1,500,000        1,500        20,500            538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990          0        0               0            0             0         (2,128)
                              ----     ----       ---------        -----        ------        -------

BALANCE, MARCH 31, 1990          0        0       1,500,000        1,500        20,500         (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646       0        0         732,500          733        47,873              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991          0        0               0            0             0         (6,415)
                              ----     ----       ---------        -----        ------        -------

BALANCE, MARCH 31, 1991          0        0       2,232,500        2,233        68,373         (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992          0        0               0            0             0         (3,809)
                              ----     ----       ---------        -----        ------        -------

BALANCE, MARCH 31, 1992          0        0       2,232,500        2,233        68,373        (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993          0        0               0            0             0         (2,770)
                              ----     ----       ---------        -----        ------        -------

BALANCE, MARCH 31, 1993          0        0       2,232,500        2,233        68,373        (14,584)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994          0        0               0            0             0         (1,034)
                              ----     ----       ---------        -----        ------        -------

BALANCE, MARCH 31, 1994          0        0       2,232,500        2,233        68,373        (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995          0        0               0            0             0         (1,072)
                              ----     ----       ---------        -----        ------        -------

BALANCE, MARCH 31, 1995          0        0       2,232,500        2,233        68,373        (16,690)

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents

                                                                                                         June 27, 1988
                                                                    Year Ended March 31,             (Date of Inception) to
                                                           1995            1994            1993          March 31, 1995
                                                         --------        --------        --------    ----------------------
Cash flows from operating activities

       Net income (loss)                                 $ (1,072)       $ (1,034)       $ (2,770)          $(16,690)

Adjustments to reconcile net income
(loss) to net cash used in operating
activities
(Increase) decrease in deferred taxes
(Note F)                                                       --              --              69                 --
Increase (decrease) in accounts payable                       408             621             (43)             1,383
Total adjustments                                             408             621              26              1,383
Net cash provided by (used in) operating
activities                                                   (664)           (413)         (2,774)           (15,307)

Cash flows from financing activities

Proceeds from issuance of common stock
       (note C)                                                --              --              --             95,250
Offering costs incurred (Note C)                               --              --              --            (24,644)
Organization costs incurred                                    --              --              --               (500)
Net cash provided by (used in)
financing activities                                           --              --              --             70,106

Net increase (decrease) in cash and
cash equivalents                                             (664)           (413)         (2,774)            54,799

Cash and cash equivalents at
beginning of period                                        55,463          55,876          58,620                 --

Cash and cash equivalents at
end of period                                              54,799          55,463          55,876             54,799

Supplementary disclosure of cash flow information:

Cash paid during the year for:

Interest                                                       --              --              --                 --
Income taxes                                                   --              --              --                132

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                 March 31, 1995

Organization costs

Organization costs, consisting of costs directly attributable to the organization of the Company, have been capitalized and will be amortized on a straight-line basis over five years once the Company begins operations. These costs are reflected as intangible assets on the accompanying financial statements.

Revenue recognition

Revenue is recognized when earned and expenses recognized when incurred. For the year ended March 31, 1995, revenue consisted of interest income on cash deposits.

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

                                 MARCH 31, 1995

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

Note C:     Public stock offering

            During the year ended March 31, 1991, the Company completed a public offering of 732,500 shares of its $.001 par value common stock. The Company offered units consisting of one share of .001 par value common stock, two A warrants and one B warrant at a unit price of $.10 per unit. The Company recognized net proceeds from the offering aggregating $48,606 after deducting $24,644 in costs related to the offering. Pursuant to Colorado securities law, $38,885 as of March 31, 1995 and 1994, is restricted and cannot be used until the Company completes a merger with a privately held company.

Note D:     Preferred stock

            The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $.001 per share. No preferred stock is issued and outstanding.

Note E:     Income taxes

            The Company adopted Statement of Financial Accounting Standard
            (SFAS) No. 109, "Accounting for Income Taxes" which supersedes SFAS
            96. At March 31, 1995 and 1994, deferred taxes consisted of the following:

                                                        March 31
                                                        1995            1994
Deferred tax assets,
       Net operating loss carryforward                  $ 3,338         $ 3,124
Deferred tax liabilities                                     --              --
Valuation allowance                                      (3,338)         (3,124)
       Net deferred taxes                               $    --         $    --

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, Concluded
                                 MARCH 31, 1994

Note E:     Income taxes (continued)

            The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended March 31, 1995, totalled $214.

            The Company has available, as of March 31, 1995, unused Federal and State operating loss carryforwards of approximately $16,934 and $17,537, respectively, which expire through the years 2010 and 2010 respectively. The loss carryforwards will not be available to the Company should its line of business or its ownership change substantially.

Note F      Loss of control

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