Form 10KSB40
period 1996-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1996

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .
                               ------------    -------------

                          Commission File No. 33-29340

                     UNIVERSAL SERVICES & ACQUISITIONS, INC.
             (Exact name of registrant as specified in its charter)

          Colorado, USA                          84-1100774
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $3,321

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 1996 were 2,232,500. The Company's common stock is not publicly traded.

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

As of March 31, 1996, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of March 30, 2000, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 1996, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 1996 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 1996, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $14,500 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 1996 and March 31, 1995 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the year ended March 31, 1996, the Company had revenues of $3,321 compared to revenues of $1,562 for the year ended March 31, 1995. These amounts reflect interest income. For the year ended March 31, 1996, the Company had expenses of $29,178 compared to expenses of approximately $2,600 at March 31, 1995. The Company's expenses consisted primarily of development costs and general and administrative expenses. In addition, for the year ended March 31, 1996, the Company recorded an allowance of $26,250 for doubtful accounts. This doubtful account related to ad advance made to a merger candidate which was in default as of March 31, 1996. The net loss for the year ended March 31, 1996 was ($25,857) or ($.01) per share of common stock compared to a net loss for the year ended March 31, 1995 of ($1,072) or nil per share of common stock.

At March 31, 1996, shareholder equity was $28,059 compared to shareholder equity of approximately $54,000 at March 31, 1995. This decrease in shareholder equity is due primarily to the Company advancing $50,000 to a merger candidate and then recording an allowance for a doubtful account when the loan went into default as well as paying its accounts payable and other expenses.

Liquidity and Capital Resources

At March 31, 1996, the Company had working capital of approximately $27,000 which consisted of current assets of approximately $29,000 and current liabilities of $2,024. The Company's assets at March 31, 1996 consisted of cash of approximately $3,000 and the net of a note receivable, less an allowance for a doubtful account, of approximately $25,000. At March 31, 1995, the Company had assets of approximately $55,000 which consisted of cash. At March 31, 1995, the Company had current liabilities of approximately $1,400, resulting in working capital of approximately $53,000. The current liabilities of the Company at March 31, 1996 are composed primarily of accounts payable of $2,024.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended March 31, 1996. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                    Age         Positions Held and Tenure
------------------------------------------------------------------
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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 1996, the following persons were officers, directors and more than ten- percent shareholders of the Company's common stock:

Name                    Position                            Filed Reports
----
Forrest Leever          Director, President                 No
Sally A. Johnson        Director                            No
Earle D. Quinnell       Director                            No

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company's common stock issued and outstanding on March 31, 1996. No preferred shares were issued and outstanding at March 31, 1996. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated July 31 1996
Balance Sheet for the Fiscal Years Ended March 31, 1996 and 1995
Statement of Operations for the Fiscal Years Ended March 31, 1996 and 1995 Statement of Changes in Shareholders' Equity
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 1996.

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

February 22, 2001                      UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                       /s/ Mehrdad Alborz
                                       ------------------
                                       Mehrdad Alborz, CEO, CFO, Director


                                       /s/ Charles Smith
                                       -----------------------
                                       Charles Smith, Director


                                       /s/ Christopher Burnell
                                       -----------------------
                                       Christopher Burnell, Director

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                             MARCH 31, 1996 AND 1995

                                TABLE OF CONTENTS

                                                                      Page No.
                                                                    -----------

INDEPENDENT AUDITORS' REPORT......................................     F-2

FINANCIAL STATEMENTS

       Balance Sheets as of March 31, 1996 and 1995...............     F-3

       Statements of Operations for the years ended March 31,
         1996, 1995 and 1994 and from June 27, 1988 (inception)
         through March 31, 1996...................................     F-4

       Statements of cash flows, for the years ended March 31,
         1996, 1995 and 1994 and from June 27, 1988 (inception)
         through March 31, 1996...................................     F-5

       Statement of Shareholders' Equity, June 27, 1988
         (inception) through March 31, 1996.......................     F-6

       Summary of significant accounting policies ................     F-7

       Notes to Financial Statements..............................     F-8

To the Board of Directors
Universal Services and Acquisitions, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Universal Services and Acquisitions, Inc. (a development stage company) as of March 31, 1996 and 1995, the related statements of operations, shareholders' equity and cash flows for the years March 31, 1996, 1995 and 1994 and June 27, 1988 (inception) through March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of March 31, 1996 and 1995 and the results of its operations and its cash flows for the years March 31, 1996, 1995 and 1994 and June 27, 1988 (inception) through March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note G to the financial statements, the Company has no operations as of March 31, 1996, and the Company's operating losses since inception raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note G. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Cordovano & Company, P.C.
Denver, Colorado
July 31, 1996

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                                March 31
                                                                                   1996         1995
                                                                                ---------    ---------
CURRENT ASSETS
Cash (including restricted funds of $38,885 and $38,885)(Note C)                $   3,333    $  54,799
                                                                                ---------    ---------
Note and accrued interest receivable, in default, less allowance for doubtful accounts of $26,250 and $-0-, respectively (Note E)
       Note receivable from merger candidate                                       25,000
       Accrued interest on note receivable from merger candidate                    1,250

Intangible assets                                                                     500          500

TOTAL ASSETS                                                                    $  30,083    $  55,299
                                                                                =========    =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                                         $   2,024    $   1,383
   TOTAL CURRENT LIABILITIES                                                        2,024        1,383
                                                                                ---------    ---------

SHAREHOLDERS' EQUITY (Note C and D)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                           0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                                 2,233        2,233
       Paid in capital in excess of par value of stock                             68,373       68,373
       Deficit accumulated during the development
          stage                                                                   (42,547)     (16,690)
                                                                                ---------    ---------

            TOTAL SHAREHOLDERS' EQUITY                                             28,059       53,916
                                                                                ---------    ---------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                                  $  30,083    $  55,299
                                                                                =========    =========

                See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                             June 27, 1988
                                              Year Ended March 31,                       (Date of Inception) to
                                             1996              1995              1994        March 31, 1996
                                         -----------       -----------       -----------     --------------
Costs and expenses
     General and administrative          $     2,928             2,634             2,431       $    27,610
     Provision for doubtful accounts          26,250                --                --            26,250
     Research and development                     --                --                --             3,033
                                         -----------       -----------       -----------       -----------
                                             (29,178)           (2,634)           (2,431)          (56,893)

Non-operating income                           3,321             1,562             1,397            14,469

Income (loss) before taxes                   (25,857)           (1,072)           (1,034)          (42,424)
Provision for income taxes, benefit
     (expense) (Note F)                           --                --                --              (123)

Net income (loss)                        $   (25,857)      $    (1,072)      $    (1,034)      $   (42,547)
                                         ===========       ===========       ===========       ===========

Weighted average shares                    2,232,500         2,232,500         2,232,500         2,035,591

Income (loss) per share                  $      (.01)                *                 *       $         *

* Less than $.01 per share

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                JUNE 27, 1988 (INCEPTION) through MARCH 31, 1996

                                                                                    Paid in       Deficit
                                                                                   Capital in    Accumulated
                                  Preferred Stock            Common Stock          Excess of     During the
                              ----------------------    ----------------------     Par Value     Development
                               Shares       Amount       Shares       Amount        of Stock       Stage
                              ---------    ---------    ---------    ---------     ----------    -----------
AT DATE OF INCEPTION                  0    $       0            0    $       0     $        0    $        0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988               0            0    1,500,000        1,500         20,500             0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                     0            0            0            0              0           538
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1989               0            0    1,500,000        1,500         20,500           538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990               0            0            0            0              0        (2,128)
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1990               0            0    1,500,000        1,500         20,500        (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646            0            0      732,500          733         47,873             0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991               0            0            0            0              0        (6,415)
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1991               0            0    2,232,500        2,233         68,373        (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992               0            0            0            0              0        (3,809)
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1992               0            0    2,232,500        2,233         68,373       (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993               0            0            0            0              0        (2,770)
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1993               0            0    2,232,500        2,233         68,373       (14,584)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994               0            0            0            0              0        (1,034)
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1994               0            0    2,232,500        2,233         68,373       (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995               0            0            0            0              0        (1,072)
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1995               0            0    2,232,500        2,233         68,373       (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996               0            0            0            0              0       (25,857)
                              ---------    ---------    ---------    ---------     ----------    ----------

BALANCE, MARCH 31, 1996               0            0    2,232,500        2,233         68,373       (42,547)

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents


                                                                                                    June 27, 1988
                                                                  Year Ended March 31,          (Date of Inception) to
                                                          1996           1995           1994        March 31, 1996
                                                        --------       --------       --------  ----------------------
Cash flows from operating activities

     Net income (loss)                                  $(25,857)      $ (1,072)      $ (1,034)        $(42,547)

Transactions requiring cash:
Allowance for doubtful accounts                           26,250             --             --           26,250

Changes in current assets and current liabilities:
Interest accrued in note receivable                       (2,500)            --             --           (2,500)
Accounts payable and accrued expenses                        641            408            621            2,024
Total adjustments                                         24,391            408            621           25,774
Net cash (used in) operating
activities                                                (1,466)          (408)          (621)         (16,773)

Financing activities
Loan to merger candidate (Note E)                        (50,000)            --             --          (50,000)
Restricted cash                                           38,885             --             --               --
Proceeds from issuance of common stock
     (note C)                                                 --             --             --           95,250
Offering costs incurred (Note C)                              --             --             --          (24,644)
Organization costs incurred                                   --             --             --             (500)
Net cash provided by (used in)
financing activities                                     (11,115)            --             --           20,106

Net increase (decrease) in cash and
cash equivalents                                         (12,581)          (664)          (413)           3,333

Cash and cash equivalents at
beginning of period                                       15,914         16,578         16,691               --

Cash and cash equivalents at
end of period                                              3,333         15,914         16,578            3,333

Supplementary disclosure of cash flow information:

Cash paid during the year for:

Interest                                                      --             --             --               --

Income taxes                                                  --             --             --              132

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                                 March 31, 1996

Development stage company

The Company is in the development stage in accordance with SFAS No.7 and was formed to evaluate, structure and complete a merger with, or acquisition of a privately owned company.

Cash Equivalents

For financial accounting the purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments original maturities of three months.

Allowance for doubtful accounts

Due to the delinquency of its note receivable from merger candidate, the Company recorded an allowance for doubtful accounts for $26,250, which is the management's estimate.

Organization costs

Organization costs, consisting of costs directly attributable to the organization of the Company, have been capitalized and will be amortized on a straight-line basis over five years once the Company begins operations. These costs are reflected as intangible assets on the accompanying financial statements.

Revenue recognition

Revenue is recognized when earned and expenses recognized when incurred. For the year ended March 31, 1996, revenue consisted of interest income on cash deposits and a note receivable from merger candidate.

Net income (loss) per share

Net loss per share is based on the weighted average number of common shares outstanding for the periods presented according to the rules of the Securities and Exchange Commission.

Research and development

Research and development costs are charged to operations when incurred and are included in operating expenses.

Income taxes

The Company reports income taxes in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount in the financial statements.

Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce deferred tax amounts to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in deferred tax assets and liabilities.

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, concluded
                                 March 31, 1996

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

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

            As of March 31, 1996, the Company had 10,465,000 Class "A" Warrants and 3,732,500 B warrants outstanding. Each Class "A" warrant entitles the holder to purchase one share of the Company's $.001 par value common stock at $.25. Each Class "B" warrant entitles the holder to purchase one share of common stock at $.40. The Class "A" and Class "B" warrants expire on December 31, 1999 and 2000, respectively.

Note D:     Shareholders' equity

            The Company is authorized to issue 40,000,000 shares of preferred stock with a par value of $.001 per share. No preferred stock is issued and outstanding.

Note E:     Proposed merger and promissory note receivable

            On August 17, 1995, the Company executed a letter of intent to acquire a privately held company in a reverse acquisition. The proposed merger was conditional upon the following events: (1) the operating company would plan, finance, construct, and operate a 200 bed hospital in Bahrain, (2) the hospital is to be used as a teaching hospital in

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                 MARCH 31, 1996

Note E:     Proposed merger and promissory note receivable, concluded

            conjunction with the Arabian Gulf University (AGU) Medical School,
            (3) the land for the project is to be donated by AGU, (4) the operating company would have the cooperation of the Bahrain government and required licensing authorities, and (5) the operating company would have authorization of the local military hospital to open and operate the facility, and the funds, and purchasing ability to acquire the personnel, equipment and supplies for that purpose. In connection with the proposed merger, the Company advanced $50,000 to a merger candidate. The advance was evidenced by a promissory note due August 17, 1996 at 8 percent interest. Interest income of $2,500 was accrued on the note during the year ended March 31, 1996. As of August 16, 1996, the merger candidate has failed to repay the advance. The Company planned to acquire 100 percent of the stock of the operating company by issuing approximately 20,092,000 of its $.001 par value common stock to the shareholders of the operating company. Upon completion of the transaction, approximately 90 percent of the shares of the Company's common stock would be held by shareholders of the operating company. To ensure that shares held by shareholders of the operating company are not diluted by the exercise of warrants, the Company planned to issue nine shares of common stock to the shareholders of the operating company for each share of common stock obtained through exercise of warrants.

            Due to the delinquency of its note receivable from merger candidate, the Company recorded an allowance for doubtful accounts for $26,250 which equals fifty percent of the face value of the note plus accrued interest.

            If the Company is successful in its efforts to acquire the privately held company, the majority of the control of the Company will rest with the former shareholders of the acquired company. Therefore, significant changes may be made to the present slate of officers and directors of the Company.

Note F:     Income taxes

            At March 31, 1996 and 1995, deferred taxes consisted of the following:

                                                March 31
                                           1996          1995
Deferred tax assets,
     Net operating loss carryforward     $ 3,308       $ 3,338
     Provision for doubtful accounts       5,250            --
Valuation allowance                       (8,558)       (3,338)
Net deferred taxes                       $    --            --

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS, Concluded
                                 MARCH 31, 1996

Note F:     Income taxes (continued)

            The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended March 31, 1996, totalled $5,220.

            The Company has available, as of March 31, 1996, unused Federal and
            State operating loss carryforwards of approximately $16,541 and
            $17,144, respectively, which expire through the years 2010 and 2010 respectively. The loss carryforwards will not be available to the
            Company should its line of business or its ownership change substantially.
 .
 Note G     Going concern

            As of March 31, 1996, the Company had no operations. Principal shareholders of the Company pln to fund operations through cash infusions on an as needed basis. The Company's ability to continue as a going concern is dependent upon obtaining additional financing, repayment of a $50,000 promissory note, plus accrued interest of $2,500, which is currently in default, and upon successful completion of a merger with an operating company, and ultimately, upon achieving profitable operations. There is no assurance that a merger will be completed.

            See Accompanying Notes and Independent Auditors' Report.