Form 10KSB40
period 1997-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1997

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $118

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 1997 were 2,232,500. The Company's common stock is not publicly traded.

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

As of March 31, 1997, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of December 31, 2000, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 1997, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 1997 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 1997, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $14,500 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 1997 and March 31, 1996 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the year ended March 31, 1997, the Company had revenues of $118 compared to revenues of $3,321 for the year ended March 31, 1996. These amounts reflect interest income. For the year ended March 31, 1997, the Company had expenses of $31,685 compared to expenses of approximately $29,178 at March 31, 1996. The Company's expenses consisted primarily of development costs and general and administrative expenses. In addition, for the years ended March 31, 1997 and 1996, the Company recorded allowances each year of $26,250 for doubtful accounts. This doubtful account related to an advance made to a merger candidate which was in default as of March 31, 1996 and was never repaid. The Company has written off the loan. The net loss for the year ended March 31, 1997 was ($31,567) or ($.01) per share of common stock compared to a net loss for the year ended March 31, 1996 of ($25,857) or ($.01) per share of common stock.

Liquidity and Capital Resources

At the present time, the Company has no working capital.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended March 31, 1997. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                             Age              Positions Held and Tenure
--------------------------------------------------------------------------------

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

Name                                Position                      Filed Reports
----

Forrest Leever                      Director, President           No
Sally A. Johnson                    Director                      No
Earle D. Quinnell                   Director                      No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company's common stock issued and outstanding on March 31, 1997. No preferred shares were issued and outstanding at March 31, 1997. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The financial statements and schedules will be filed as amendment to this report.

List of Exhibits

There are no exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 1997.

                                 Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2001               UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                /s/ Mehrdad Alborz
                                -----------------------
                                Mehrdad Alborz, CEO, CFO, Director


                                /s/ Charles Smith
                                -----------------------
                                Charles Smith, Director


                                /s/ Christopher Burnell
                                -----------------------
                                Christopher Burnell, Director