Form 10KSB40
period 1998-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1998

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $88

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 1998 were 2,232,500. The Company's common stock is not publicly traded.

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

As of March 31, 1998, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of March 30, 2000, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 1998, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 1998 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 1998, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $14,000 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 1998 and March 31, 1997 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the year ended March 31, 1998, the Company had revenues of $88 compared to revenues of $118 for the year ended March 31, 1997. These amounts reflect interest income. For the year ended March 31, 1998, the Company had expenses of $2,412 compared to expenses of approximately $31,685 at March 31, 1997. The Company's expenses consisted primarily of development costs and general and administrative expenses. In addition, for the year ended March 31, 1997, the Company recorded an allowance of $26,250 for doubtful accounts. This doubtful account related to ad advance made to a merger candidate which was in default as of March 31, 1997. The net loss for the year ended March 31, 1998 was ($2,324) or nil per share of common stock compared to a net loss for the year ended March 31, 1997 of ($31,567) or nil per share of common stock.

At March 31, 1998, shareholder equity (deficit) was ($3,800) compared to shareholder equity (deficit) of ($3,832) at March 31, 1997.

Liquidity and Capital Resources

At March 31, 1998 and 1997, the Company had no working capital. The Company's at March 31, 1998 and 1997 consisted of approximately $3,500 in cash. At March 31, 1998 and 1997, the Company had current liabilities of approximately $7,300.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended March 31, 1998. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                    Age         Positions Held and Tenure
----                    ---         -------------------------

Christopher Burnell     27          Director, Secretary since 5/99

Charles Smith           50          Director since 5/15/00

Mehrdad Alborz          29          Director, CEO, CFO since 10/00

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 1998, the following persons were officers, directors and more than ten- percent shareholders of the Company's common stock:

Name                    Position                        Filed Reports
----                    --------                        -------------

Forrest Leever          Director, President             No
Sally A. Johnson        Director                        No
Earle D. Quinnell       Director                        No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company's common stock issued and outstanding on March 31, 1998. No preferred shares were issued and outstanding at March 31, 1998. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated January 15, 1999
Balance Sheet for the Fiscal Years Ended March 31, 1998 and 1997
Statement of Operations for the Fiscal Years Ended March 31, 1998 and 1997 Statement of Changes in Shareholders' Equity
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 1998.

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

February 22, 2001                      UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                       /s/ Mehrdad Alborz
                                       -----------------------------------------
                                       Mehrdad Alborz, CEO, CFO, Director

                                        /s/ Charles Smith
                                        ----------------------------------------
                                        Charles Smith, Director


                                        /s/ Christopher Burnell
                                        ----------------------------------------
                                        Christopher Burnell, Director

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                  FINANCIAL STATEMENTS
                                     MARCH 31, 1998

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT............................................   F-2

FINANCIAL STATEMENTS

      Balance Sheets as of December 31, 1998 (unaudited) and
         March 31, 1998 ................................................   F-3

      Statements of Operations for the nine months ended December 31,
         1998 and 1997 (unaudited) and for the years ended March 31, 1998 and 1997 and for the period from June 27, 1988 (inception)
         through December 31, 1998 (unaudited)..........................   F-4

      Statement of Shareholders' Equity, June 27, 1988 (inception)
         through December 31, 1998 (unaudited)..........................   F-5

      Statements of cash flows, for the nine months ended December 31,
         1998 and 1997 (unaudited) and for the years ended March 31, 1998 and 1997 and for the period from June 27, 1988 (inception)
         through December 31, 1998......................................   F-7

      Notes to Financial Statements.....................................   F-9

To the Board of Directors
Universal Services and Acquisitions, Inc.

                       INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Universal Services and Acquisitions, Inc. as of March 31, 1998, and the related statements of operations, shareholders' equity and cash flows for the years March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of March 31, 1998 and 1997 and the related statements of operations and cash flows the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has a history of operating losses and a working capital deficit at March 31, 1998. These facts raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters also are described in Note A. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The information for the nine months ended December 31, 1998 and 1997, has been included on an unaudited basis. Accordingly, we do not express any opinion or any other form of assurance on it.

Cordovano & Company, P.C.
Denver, Colorado
January 15, 1999

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                              BALANCE SHEETS

                                  ASSETS

                                                                December 31,     March 31
                                                              1998 (unaudited)     1998
                                                              ----------------     ----
CURRENT ASSETS
Cash ..........................................................   $  3,516       $  3,484

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
       Accounts payable .......................................   $  4,316       $  4,316
       Indebtedness to related party (Note B) .................      3,000          3,000
                 TOTAL LIABILITIES ............................      7,316          7,316

SHAREHOLDERS' DEFICIT
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares .................          0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares ...........      2,233          2,233
       Paid in capital in excess of par value of stock ........     70,373         70,373
       Deficit accumulated during the development
          stage ...............................................    (76,406)       (76,438)
                                                                  --------       --------

            TOTAL SHAREHOLDERS' DEFICIT .......................     (3,800)        (3,832)
                                                                  --------       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT) ................................   $  3,516       $  3,484
                                                                  ========       ========

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS

                                                                                                  June 27, 1988
                                                 Nine Months ended    For the Years ended     Date of Inception
                                                 December 31                     March 31   Through December 31
                                                 1998       1997       1998          1997                  1998
                                                 ----       ----       ----          ----                  ----
                                                   (unaudited)
Costs and expenses
       General and administrative ..........   $     --         --   $  2,292    $  2,435              $ 32,338
       Consulting expense-related party ....         --         --         --       3,000                 3,000
       Provision for bad debts .............         --         --         --      26,250                52,500
       Other expenses ......................         --         --        120          --                 3,153
                                               --------   --------   --------    --------              --------
       Income(loss) from Operations ........         --         --     (2,412)    (31,685)              (90,991)

Other Income (expense)
       Interest Income .....................         32         52         88         118                14,708
Income (loss) before taxes .................         32         52     (2,324)    (31,567)              (76,283)

Provision for income taxes, benefit
       (Note D) ............................         --         --         --          --                  (123)

Net income (loss) ..........................   $     32   $     52   $ (2,324)   $(31,567)             $(76,406)
                                               ========   ========   ========    ========              ========

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF SHAREHOLDERS' EQUITY
             JUNE 27, 1988 (INCEPTION) through MARCH 31, 1998

                                                                                   Paid in      Deficit
                                                                                 Capital in   Accumulated
                                 Preferred Stock             Common Stock         Excess of    During the
                              ----------------------    ----------------------    Par Value   Development
                               Shares       Amount       Shares        Amount     of Stock       Stage
                              ---------    ---------    ---------    ---------    ---------    ---------
AT DATE OF INCEPTION .....            0    $       0            0    $       0    $       0    $       0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988 ..            0            0    1,500,000        1,500       20,500            0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989 ........            0            0            0            0            0          538
                              ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1989 ..            0            0    1,500,000        1,500       20,500          538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990 ..            0            0            0            0            0       (2,128)
                              ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1990 ..            0            0    1,500,000        1,500       20,500       (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646            0            0      732,500          733       47,873            0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991 ..            0            0            0            0            0       (6,415)
                              ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1991 ..            0            0    2,232,500        2,233       68,373       (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992 ..            0            0            0            0            0       (3,809)
                              ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1992 ..            0            0    2,232,500        2,233       68,373      (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993 ..            0            0            0            0            0       (2,770)
                              ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1993 ..            0            0    2,232,500        2,233       68,373      (14,584)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994 ..            0            0            0            0            0       (1,034)
                              ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1994 ..            0            0    2,232,500        2,233

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF SHAREHOLDERS' EQUITY
             JUNE 27, 1988 (INCEPTION) through MARCH 31, 1998

                                                                                Paid in       Deficit
                                                                              Capital in    Accumulated
                                                                               Excess of    During the
                                                                               Par Value    Development
                                                                               of Stock        Stage
                                                                               --------        -----
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995            0            0            0            0          0       (1,072)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1995            0            0    2,232,500        2,233       68,373      (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996            0            0            0            0            0      (25,857)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1996            0            0    2,232,500        2,233       68,373      (42,547)

CAPITAL CONTRIBUTION ..            0            0            0            0        2,000            0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997            0            0            0            0            0      (31,567)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1997            0            0    2,232,500        2,233       70,373      (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998            0            0            0            0            0       (2,324)
                           ---------    ---------    ---------    ---------    ---------    ---------

BALANCE, MARCH 31, 1998            0            0    2,232,500        2,233       70,373      (76,438)

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS

                                                      For the                                           June 27, 1988
                                                      Nine Months Ended       Year Ended March 31,      (Date of Inception) to
                                                      1998        1997        1998         1997         Through Dec. 31, 1998
                                                      ----        ----        ----         ----         ---------------------
                                                      (unaudited)
Operating activities
       Net income (loss) .........................    $     32    $     52    $ (2,324)    $(31,567)    $(76,406)
       Adjustments to reconcile net
       loss to net cash used in
       operating activities:
       Allowance for doubtful accounts ...........          --          --          --       26,250       52,500
       Amortization of organization costs ........          --          --          --          500          500
Changes in current assets and current liabilities:
       Accrued interest receivable ...............          --          --          --           --       (2,500)
       Accounts payable and accrued expenses .....          --          --       2,292           --         4316
       Indebtedness to related party .............          --          --          --        3,000        3,000
Net cash provided by (used in)
       operating activities ......................          32          52         (32)      (1,817)     (18,590)
Investing activities (Note B)
       Organization costs incurred ...............          --          --          --           --         (500)
       Advance to merger candidate
       (Note C) ..................................          --          --          --           --      (50,000)
Net cash (used in) Investing Activities ..........          --          --          --           --      (50,500)
Financing activities
       Proceeds from issuance of
       common stock ..............................          --          --          --           --       95,250
       Capital contributed .......................          --          --          --        2,000        2,000
       Offering costs ............................          --          --          --           --      (24,644)
Net cash provided by (used in)
financing activities .............................          --          --          --        2,000       72,606

Net change in cash ...............................          32          52         (32)         183        3,516

Cash at
beginning of period ..............................       3,484       3,516       3,516        3,333           --

Cash at end of period ............................       3,516       3,568       3,484        3,516        3,516

Supplementary disclosure of cash flow information:

Cash paid during the year for:

Interest .........................................          --          --          --           --           --
Income taxes .....................................          --          --          --           --          123

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      Notes to Financial Statements

                              March 31, 1998

Note A: Organization and summary of significant accounting policies

Description of operations and liquidity

The Company was incorporated under the laws of Colorado on June 27, 1988. In addition, on June 27, 1988, the Company issued 1.5 million hares to its founding shareholders for $22,000. During the year ended March 31, 1991, the Company sold 732,500 units, at $.10 each, in a "blind pool" public offering. Each unit consisted of one share of the Company's $.001 par value common stock, two class "A" warrants and one class "B" warrant. The Company closed the offering in March 1991, after realizing $48,606 net of related expenses totaling $24,644. Each class "A" warrant (expiration date, December 31, 1999) entitles a holder to purchase one share of $.001 par value common stock for $.25. Each class "B" warrant (expiration date, December 31, 2000) entitles a holder to purchase one share of $.001 par value common stock for $.40.

The Company is in the development stage and its financial statements are prepared in accordance with Statement of Financial Accounting Standards No. 7, "accounting for Development Stage Enterprises.

The Company conducts no operations, has no regular employees and had $3,516 (unaudited) cash on hand at December 31, 1998. In addition, the Company has a history of operating losses and a deficit in working capital at March 31, 1988 which raises substantial doubt about the Company's ability to continue as a going concern. In December, 1998, the Directors approved a plan to sell shares of the Company's $.001 par value common stock to a new group of investors whose strategy is to merge the Company with a profitable operating entity. The approved plan provides, among other things, for the issuance of 20,092,500 shares of the Company's $.001 par value common stock to the investors. There is no assurance, however, to indicate that a suitable merger candidate can be found or that a merger will necessarily result in profitable operations.

If the approved plan is consummated, the majority of the control of the Company will rest with the new investors and significant changes may be made to the present slate of officers and directors of the Company.

Unaudited financial information

The accompanying financial information as of December 31, 1998, for the periods from June 27, 1988 (inception) through December 31, 1998 and for the nine months ended December 31, 1998 is unaudited. In management's opinion, such information contains all normal recurring entries to make the financial information not misleading.

Financial instruments and cash equivalents

The Company's financial instruments consist of a savings account, accounts payable and accrued liabilities. The carrying value of these financial instruments approximates fair market value because of their short-term nature or because their bear interest at rates which approximate market rates. For financial accounting purposes and the statement of cash flows, cash equivalents include all highly liquid debt instruments original maturities of three months or less.

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 1998

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

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

Loss per common share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and preferred stock dividends. Diluted loss per share used the average market price per share when applying the treasury stock method in determining common stock equivalents.

Note B: Related party transactions

During the year ended March 31, 1997, the Company recorded a compensation expense of $3,000 pursuant to an employment agreement with the president of the Company. As of December 31, 1998, the $3,000 remains outstanding (unaudited).

Note C: Accrued loss contingencies

On August 17, 1995, the Company advanced $50,000 to a merger candidate. The advance was evidenced by a promissory note. The $50,000 had previously been held in escrow, pending a merger with an operating company, in accordance with applicable state law. The merger was subsequently abandoned and the $50,000 note is in default. Management has established an allowance for the full amount of the principal due on the note and accrued interest totaling $2,500. The Company continues collection efforts on the note receivable.

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)

                      NOTES TO FINANCIAL STATEMENTS

                              MARCH 31, 1998

Note D: Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended March 31, 1998 and 1997:

                                                            For the years ended
                                                                 March 31
                                                              1997       1998

       U.S. Statutory federal rate                           15.00%     15.00%
       State Income tax rate                                  4.75%      4.75%
       Net operating loss for which no tax
       benefit is currently available                       -19.75%    -19.75%
                                                              0.00%      0.00%

The benefit of income taxes from operations consisted of the following components at March 31, 1998: current tax benefit of $447 resulting from a net loss before income taxes, and deferred tax expense of $447 resulting from the valuation allowance recorded against the deferred tax assets resulting from net operating losses. The change in the valuation allowance for the years ended March 31, 1998 and 1997 was $447 and $6,077, respectively. Net operating loss carryforwards at March 31, 1998 will begin to expire in 2005. The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required. Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note E: Shareholders' equity

Preferred Stock

The preferred stock is non-voting and may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of shares in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the shares, and (5) terms of conversion.

         See Accompanying Notes and Independent Auditors' Report.

                UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO FINANCIAL STATEMENTS, Concluded
                              MARCH 31, 1996

Common stock purchase warrants

Six class "A" and two class "B" common stock purchase warrants were issued with each share of common stock issued to the Company's founders. In connection with the "blind pool" public offering, two class "A" and one class "B" common stock purchase warrants were offered with each unit. As of March 31, 1998, the Company had 10,465,000 Class "A" and 3,732,500 B common stock purchase warrants outstanding, respectively. The Company adopted Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" in 1995, however the adoption of the standard has no effect on the Company's warrants outstanding at March 31, 1998.

Note F: The Year 2000 Issue

The Y2K issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer and telecommunications programs that have date sensitive software may recognize a date using "00" as the year 1900 instead of 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things an inability to process transactions, send invoices, or engage in similar normal business activities. The Company had no equipment at March 31, 1998.

The Company cannot determine the extent to which the Company is vulnerable to third parties' failure to remediate their own Y2K problems. As a result, there can be no guarantee that the systems of other parties on which the Company's business relies will be timely converted or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would have a material adverse effect on the Company. In view of the foregoing, there can be no assurance that the Y2K issue will not have a material adverse effect on the Company's business.

         See Accompanying Notes and Independent Auditors' Report.