Form 10KSB40
period 1999-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $29

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 1999 were 2,232,500. The Company's common stock is not publicly traded.

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

As of March 31, 1999, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of March 30, 2000, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 1999, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 1999 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 1999, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $14,000 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 1999 and March 31, 1998 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the year ended March 31, 1999, the Company had revenues of $29 compared to revenues of $88 for the year ended March 31, 1998. These amounts reflect interest income. For the year ended March 31, 1999, the Company had expenses of $1,163 compared to expenses of approximately $2,400 at March 31, 1998. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended March 31, 1999 was ($1,134) or nil per share of common stock compared to a net loss for the year ended March 31, 1998 of ($2,324) or nil per share of common stock.

At March 31, 1998, shareholder equity (deficit) was ($3,832) compared to shareholder equity (deficit) of ($4,966) at March 31, 1999.

Liquidity and Capital Resources

At March 31, 1999 and 1998, the Company had no working capital. The Company's assets at March 31, 1998 consisted of approximately $3,500 in cash compared to no assets at March 31, 1999. At March 31, 1999 and 1998, the Company had current liabilities of approximately $5,000 and $7,300, respectively.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended March 31, 1999. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 1999, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                        Position                               Filed Reports
----

Forrest Leever              Director, President                    No
Sally A. Johnson            Director                               No
Earle D. Quinnell           Director                               No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company's common stock issued and outstanding on March 31, 1999. No preferred shares were issued and outstanding at March 31, 1999. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated May 1, 2000
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 1999.

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

February 22, 2001                      UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                       /s/ Mehrdad Alborz
                                       -----------------------------------------
                                       Mehrdad Alborz, CEO, CFO, Director

                                       /s/ Charles Smith
                                       -----------------------------------------
                                       Charles Smith, Director


                                       /s/ Christopher Burnell
                                       -----------------------------------------
                                       Christopher Burnell, Director

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT......................................         1

FINANCIAL STATEMENTS

   Balance Sheet..................................................         2

   Statements of Operations.......................................         3

   Statement of Changes in Stockholders' Equity (Deficit).........       4 - 5

   Statements of Cash Flows.......................................       6 - 7

   Notes to Financial Statements..................................       8 - 11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have audited the accompanying balance sheet of Universal Services and Acquisitions, Inc. (A Nevada Corporation) as of March 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of March 31, 1999 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


Moffitt & Company, P.C.
Scottsdale, Arizona

May 1, 2000

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 1999

                                     ASSETS

TOTAL ASSETS                                                                      $      0
                                                                                  ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                $  4,966
                                                                       --------

              TOTAL CURRENT LIABILITIES                                $  4,966

STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding - 2,232,500 shares                       2,233
       Paid in capital in excess of par value of stock                   70,373
       Deficit accumulated during the development
          stage                                                         (77,572)
                                                                       --------

            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                         (4,966)
                                                                       --------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              EQUITY (DEFICIT)                                         $      0
                                                                       ========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEAR ENDED MARCH 31, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO MARCH 31, 1999

                                                                  June 27, 1988
                                                      Year           (Date of
                                                     Ended        Inception) to
                                                March 31, 1999    March 31, 1999
                                                --------------    --------------

REVENUE - INTEREST INCOME                        $        29         $ 14,737

DEVELOPMENT COST                                       1,163           92,309
                                                 -----------         --------

NET (LOSS)                                       $    (1,134)        $(77,572)
                                                 ===========         ========

NET (LOSS) PER COMMON SHARE                      $     (.000)
                                                 ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

       Basic and diluted                           2,232,500
                                                 ===========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO MARCH 31, 1999

                                                                               Paid in        Deficit
                                                                              Capital in    Accumulated
                              Preferred Stock           Common Stock           Excess of    During the
                              ---------------      ---------------------       Par Value    Development
                               Shares  Amount      Shares         Amount       of Stock        Stage
                              -------  ------      ------         ------      ----------    -----------
AT DATE OF INCEPTION             0     $  0               0       $    0       $     0       $      0

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.01 - JUNE 27, 1988          0        0       1,500,000        1,500        20,500              0

NET INCOME FOR THE
   PERIOD ENDED
   MARCH 31, 1989                0        0               0            0             0            538
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1989          0        0       1,500,000        1,500        20,500            538

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1990          0        0               0            0             0         (2,128)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1990          0        0       1,500,000        1,500        20,500         (1,590)

ISSUANCE OF COMMON
   STOCK FOR CASH
   $.10 - MARCH 31, 1991,
   NET OF COSTS OF $24,646       0        0         732,500          733        47,873              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1991          0        0               0            0             0         (6,415)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1991          0        0       2,232,500        2,233        68,373         (8,005)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1992          0        0               0            0             0         (3,809)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1992          0        0       2,232,500        2,233        68,373        (11,814)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1993          0        0               0            0             0         (2,770)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1993          0        0       2,232,500        2,233        68,373        (14,584)

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO MARCH 31, 1999

                                                                               Paid in        Deficit
                                                                              Capital in    Accumulated
                              Preferred Stock           Common Stock           Excess of    During the
                              ---------------      ---------------------       Par Value    Development
                               Shares  Amount      Shares         Amount       of Stock        Stage
                              -------  ------      ------         ------      ----------    -----------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994          0     $  0               0       $    0       $     0       $ (1,034)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1994          0        0       2,232,500        2,233        68,373        (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995          0        0               0            0             0         (1,072)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1995          0        0       2,232,500        2,233        68,373        (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996          0        0               0            0             0        (25,857)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1996          0        0       2,232,500        2,233        68,373        (42,547)

CAPITAL CONTRIBUTION             0        0               0            0         2,000              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997          0        0               0            0             0        (31,567)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1997          0        0       2,232,500        2,233        70,373        (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998          0        0               0            0             0         (2,324)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1998          0        0       2,232,500        2,233        70,373        (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999          0        0               0            0             0         (1,134)
                              ----     ----       ---------       ------       -------       --------

BALANCE, MARCH 31, 1999          0     $  0       2,232,500       $2,233       $70,373       $(77,572)
                              ====     ====       =========       ======       =======       ========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEAR ENDED MARCH 31, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO MARCH 31, 1999

                                                                       June 27, 1988
                                                            Year         (Date of
                                                           Ended      Inception) to
                                                      March 31, 1999  March 31, 1999
                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net (loss)                                        $(1,134)       $(77,572)
       Adjustments to reconcile net (loss) to
          net cash (used) by operating activities:
             Allowance for doubtful accounts                   0          50,000
             Amortization                                      0             500
       Changes in operating assets and liabilities
          Accounts payable                                (2,350)          4,966
                                                         -------        --------

               NET CASH (USED) BY
                  OPERATING ACTIVITIES                    (3,484)        (22,106)
                                                         -------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
       Loan to merger candidate                                0         (50,000)
                                                         -------        --------

               NET CASH (USED) BY
                  INVESTING ACTIVITIES                         0         (50,000)
                                                         -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of common stock                  0          97,250
       Offering costs incurred                                 0         (24,644)
       Acquisition of organization costs                       0            (500)
                                                         -------        --------

               NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                         0          72,106
                                                         -------        --------

NET (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                   (3,484)              0
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     3,484               0
                                                         -------        --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $     0        $      0
                                                         =======        ========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                        FOR THE YEAR ENDED MARCH 31, 1999
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO MARCH 31, 1999

                                                                   June 27, 1988
                                                       Year          (Date of
                                                      Ended       Inception) to
                                                  March 31, 1999  March 31, 1999
                                                  --------------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                                  $   0            $  0
                                                      =====            ====

       Taxes paid                                     $   0            $132
                                                      =====            ====

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      Disclosure About Fair Value of Financial Instruments

      The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at March 31, 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

      As of March 31, 1999, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

      FAS-7 requires that all development costs be expensed during the development period. The company expensed $1,163 of development costs for the year ended March 31, 1999 and $92,309 for the period from June 27, 1988 (date of development stage) to March 31, 1999.

NOTE 3 INCOME TAXES

(Loss) before income taxes                                              $(1,134)
                                                                        -------

The provision for income taxes is estimated as follows:
       Currently payable                                                $     0
                                                                        -------
       Deferred                                                         $     0
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
                                                                        -------

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE 3 INCOME TAXES (CONTINUED)

Deferred income tax assets and liabilities reflect the impact of temporary differences between amounts of assets and
  liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws
       The net deferred tax assets is:                                      $  0
                                                                            ----
       The net deferred tax liability is:                                   $  0
                                                                            ----

Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                                Deferred Tax
                                                            --------------------
                                                             Assets  Liabilities
                                                            -------  -----------

      Net operating loss                                    $11,636    $     0

      Valuation allowance                                    11,636          0
                                                            -------    -------

      Total deferred taxes                                  $     0    $     0
                                                            =======    =======

A reconciliation of the valuation allowance is as follows:

      Balance, April 1, 1998                                           $11,466

      Addition for the year ended March 31, 1999                           170
                                                                       -------

      Balance, March 31, 1999                                          $11,636
                                                                       =======

NOTE 4 TAX CARRYFORWARD

      The company has the following tax carryforwards at March 31, 1999

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

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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