Form 10KSB
period 2000-03-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2000

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of March 31, 2000 were 2,232,500. The Company's common stock is not publicly traded.

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

As of March 31, 2000, the Company had 2,232,500 shares of its common stock issued and outstanding, of which 1,533,865 were held by non-affiliates. As of March 30, 2001, the Company had 22,325,000 shares of its common stock issued and outstanding, of which 2,232,500 were held by non-affiliates.

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of March 31, 2000, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of March 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through March 31, 2000, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $14,000 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended March 31, 2000 and March 31, 1999 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the year ended March 31, 2000, the Company had no revenues compared to revenues of $29 for the year ended March 31, 1999. These amounts reflect interest income. For the year ended March 31, 2000, the Company had expenses of $30,186 compared to expenses of approximately $1,163 at March 31, 1999. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended March 31, 2000 was ($30,186) or ($.01) per share of common stock compared to a net loss for the year ended March 31, 1999 of ($1,134) or nil per share of common stock.

At March 31, 1999, shareholder equity (deficit) was ($4,966) compared to shareholder equity (deficit) of ($35,152) at March 31, 2000.

Liquidity and Capital Resources

At March 31, 2000 and 1999, the Company had no working capital. The Company had no assets at March 31, 1999 and had assets of $43 at March 31, 2000. At March 31, 2000 and 1999, the Company had current liabilities of approximately $35,000 and $5,000, respectively.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended March 31, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Identification of Directors and Executive Officers of the Company

The following table sets forth the names and ages of all directors and executive officers of the Company and all persons nominated or chosen to become a director, indicating all positions and offices with the Company held by each such person and the period during which he has served as a director:

The principal executive officers and directors of the Company are as follows:

Name                         Age            Positions Held and Tenure
---------------------------------------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended March 31, 1999, the following persons were officers, directors and more than ten- percent shareholders of the Company's common stock:

Name                         Position                              Filed Reports
----

Forrest Leever               Director, President                   No
Sally A. Johnson             Director                              No
Earle D. Quinnell            Director                              No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 2,232,500 shares of the Company=s common stock issued and outstanding on March 31, 2000. No preferred shares were issued and outstanding at March 31, 1999. As of March 30, 2001, the Company had issued and outstanding 22,325,000 shares of common stock. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated October 16, 2000
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 22, 2001                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                    /s/ Mehrdad Alborz
                                    -------------------
                                    Mehrdad Alborz, CEO, CFO, Director

                                     /s/ Charles Smith
                                    ---------------------
                                    Charles Smith, Director


                                    /s/ Christopher Burnell
                                    -----------------------
                                    Christopher Burnell, Director

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

                                    TABLE OF CONTENTS

                                                                   Page No.
                                                                  ---------

INDEPENDENT AUDITORS' REPORT......................................     1

FINANCIAL STATEMENTS

       Balance Sheets.............................................     2

       Statements of Operations...................................     3

       Statement of Changes in Stockholders' Equity (Deficit).....   4 - 5

       Statements of Cash Flows...................................   6 - 7

       Notes to Financial Statements..............................   8 - 11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)
Woodland Hills, California

We have audited the accompanying balance sheets of Universal Services and Acquisitions, Inc. (A Nevada Corporation) as of March 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and for the period from June 27, 1988 (date of inception) to March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of March 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 8 to the financial statements, the company has incurred $107,758 of development costs and has no subsidiaries to generate income. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Moffitt & Company, P.C.
Scottsdale, Arizona

October 16, 2000

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                            MARCH 31, 2000 and 1999

                                     ASSETS

                                                     2000            1999
                                                 ------------    -------------

CURRENT ASSETS
   Cash and cash equivalents                     $         43    $           0
                                                 ------------    -------------

TOTAL ASSETS                                     $         43    $           0
                                                 ============    =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                              $      5,000    $       4,966
   Accounts payable, related entity                    30,195                0
                                                 ------------    -------------

     TOTAL CURRENT LIABILITIES                         35,195            4,966
                                                 ------------    -------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, par value $0.001 per share
     Authorized - 40,000,000 shares
     Issued and outstanding - 0 - shares                    0
   Common stock, par value $0.001 per share
     Authorized 100,000,000 shares
     Issued and outstanding - 2,232,500 shares          2,233            2,233
   Paid in capital in excess of par value of
    stock                                              70,373           70,373
   Deficit accumulated during the development
    stage                                            (107,758)         (77,572)
                                                 ------------    -------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (35,152)          (4,966)
                                                 ------------    -------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                           $         43    $           0
                                                 ============    =============

            See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                     AND FOR THE PERIOD FROM JUNE 27, 1988
                     (DATE OF INCEPTION) TO MARCH 31, 2000

                                 Year Ended March 31,          June 27, 1988
                               ------------------------   (Date of Inception) to
                                  2000         1999         March 31, 2000
                               ----------   -----------   ---------------------

REVENUE - INTEREST INCOME      $        0   $        29   $              14,737

DEVELOPMENT COST                    30,186        1,163                 122,495
                               -----------  -----------   ---------------------

NET (LOSS)                     $   (30,186) $    (1,134)  $            (107,758)
                               ===========  ===========   =====================

NET (LOSS) PER COMMON
 SHARE                         $    ( .01)  $     ( .00)
                               ==========   ===========

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING

   Basic and diluted            2,232,500     2,232,500
                               ==========    ==========

                See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                               TO MARCH 31, 2000

                                                                                               Paid in       Deficit
                                                                                             Capital in    Accumulated
                                     Preferred Stock               Common Stock               Excess of    During the
                               --------------------------  ----------------------------       Par Value    Development
                                  Shares         Amount        Shares         Amount           of Stock        Stage
                               -------------  ------------  ------------- --------------      -----------   ----------

AT DATE OF INCEPTION                       0  $         0              0  $           0      $         0   $         0

ISSUANCE OF COMMON
  STOCK FOR CASH
  $.01 - JUNE 27, 1988                     0            0      1,500,000          1,500           20,500             0

NET INCOME FOR THE
  PERIOD ENDED
  MARCH 31, 1989                           0            0              0              0                0           538
                               ------------- ------------  ------------- --------------      -----------   -----------

BALANCE, MARCH 31, 1989                    0            0      1,500,000          1,500           20,500           538

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1990                     0            0              0              0                0        (2,128)
                               ------------- ------------  ------------- --------------      -----------   -----------

BALANCE, MARCH 31, 1990                    0            0      1,500,000          1,500           20,500        (1,590)

ISSUANCE OF COMMON
  STOCK FOR CASH
  $.10 - MARCH 31, 1991,
  NET OF COSTS OF $24,646                  0            0        732,500            733           47,873             0

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1991                     0            0              0              0                0        (6,415)
                               ------------- ------------  ------------- --------------      -----------   -----------

BALANCE, MARCH 31, 1991                    0            0      2,232,500          2,233           68,373        (8,005)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1992                     0            0              0              0                0        (3,809)
                               ------------- ------------  ------------- --------------      -----------   -----------

BALANCE, MARCH 31, 1992                    0            0      2,232,500          2,233           68,373       (11,814)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1993                     0            0              0              0                0        (2,770)
                               ------------- ------------  ------------- --------------      -----------   -----------

BALANCE, MARCH 31, 1993                    0            0      2,232,500          2,233           68,373       (14,584)

            See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
             FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                               TO MARCH 31, 2000


                                                                                            Paid in       Deficit
                                                                                          Capital in    Accumulated
                                     Preferred Stock               Common Stock            Excess of    During the
                               -------------------------    --------------------------     Par Value    Development
                                  Shares       Amount         Shares         Amount        of Stock        Stage
                               -----------  ------------    -----------  -------------    -----------   ------------

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1994                  0  $          0              0  $           0    $         0   $    ( 1,034)
                               -----------  ------------    -----------  -------------    -----------   ------------

BALANCE, MARCH 31, 1994                  0             0      2,232,500          2,233         68,373        (15,618)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995                  0             0              0              0              0         (1,072)
                               -----------  ------------    -----------  -------------    -----------   ------------

BALANCE, MARCH 31, 1995                  0             0      2,232,500          2,233         68,373        (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996                  0             0              0              0              0        (25,857)
                               -----------  ------------    -----------  -------------    -----------   ------------

BALANCE, MARCH 31, 1996                  0             0      2,232,500          2,233         68,373        (42,547)

CAPITAL CONTRIBUTION                     0             0              0              0          2,000              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997                  0             0              0              0              0        (31,567)
                               -----------  ------------    -----------  -------------    -----------   ------------

BALANCE, MARCH 31, 1997                  0             0      2,232,500          2,233         70,373        (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998                  0             0              0              0              0         (2,324)
                               -----------  ------------    -----------  -------------    -----------   ------------

BALANCE, MARCH 31, 1998                  0             0      2,232,500          2,233         70,373        (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999                  0             0              0              0              0         (1,134)
                               -----------  ------------    -----------  -------------    -----------   ------------

BALANCE, MARCH 31, 1999                  0             0      2,232,500          2,233         70,373        (77,572)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 2000                  0             0              0              0              0        (30,186)
                               -----------  ------------    -----------  -------------    -----------   ------------

BALANCE, MARCH 31, 2000                  0  $          0      2,232,500  $       2,233    $    70,373   $   (107,758)
                               ===========  ============    ===========  =============    ===========   ============

            See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                     AND FOR THE PERIOD FROM JUNE 27, 1988
                     (DATE OF INCEPTION) TO MARCH 31, 2000

                                           Year Ended March 31,         June 27, 1988
                                         ------------------------   (Date of Inception) to
                                            2000         1999           March 31, 2000
                                         ---------    -----------   ----------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
   Net (loss)                            $ (30,186)   $    (1,134)  $             (107,758)
   Adjustments to reconcile net (loss)
    to net cash provided (used) by
    operating activities:
       Allowance for doubtful accounts           0              0                   50,000
       Amortization                              0              0                      500
    Changes in operating assets and
     liabilities:
     Accounts payable                       30,229         (2,350)                  35,195
                                         ---------    -----------   ----------------------

         NET CASH PROVIDED (USED)
           BY OPERATING ACTIVITIES              43         (3,484)                 (22,063)
                                         ---------    -----------   ----------------------

CASH FLOWS FROM INVESTING
 ACTIVITIES
   Loan to merger candidate                      0              0                  (50,000)
                                         ---------    -----------   ----------------------

         NET CASH (USED) BY
          INVESTING ACTIVITIES                   0              0                  (50,000)
                                         ---------    -----------   ----------------------

CASH FLOWS FROM FINANCING
 ACTIVITIES
   Proceeds from issuance of common stock        0              0                   97,250
   Offering costs incurred                       0              0                  (24,644)
   Acquisition of organization costs             0              0                     (500)
                                         ---------    -----------   ----------------------

         NET CASH PROVIDED
          BY FINANCING ACTIVITIES                0              0                   72,106
                                         ---------    -----------   ----------------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                           43         (3,484)                      43

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                             0          3,484                        0
                                         ---------    -----------   ----------------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                           $      43    $         0   $                   43
                                         =========    ===========   ======================

            See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  FOR THE YEARS ENDED MARCH 31, 2000 AND 1999
                     AND FOR THE PERIOD FROM JUNE 27, 1988
                     (DATE OF INCEPTION) TO MARCH 31, 2000

                                 Year Ended March 31,         June 27, 1998
                               ------------------------   (Date of Inception) to
                                  2000         1999           March 31, 2000
                               ----------   -----------   ----------------------

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION

       Interest paid           $       0    $        0        $                0
                               =========    ==========        ==================

       Taxes paid              $       0    $        0        $              132
                               =========    ==========        ==================

            See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

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

            See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The company has financial instruments, none of which are held for trading purposes. The company estimates that the fair value of all financial instruments at March 31, 2000 and 1999 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of March 31, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            The company expensed $30,186 and $1,163 of development costs for the years ended March 31, 2000 and 1999, respectively, and $122,495 for the period from June 27, 1988 (date of inception) to March 31, 2000.

NOTE 3      INCOME TAXES

                                                                    2000          1999
                                                                ------------  ------------

            (Loss) before income taxes                          $    (30,186) $     ( 1,134)
                                                                ------------  -------------

            The provision for income taxes is estimated
             as follows:
                Currently payable                               $          0  $          0
                                                                ------------  ------------
                Deferred                                        $          0  $          0
                                                                ------------  ------------

            A reconciliation of the provision for income taxes
             compared with the amounts at the Federal
             Statutory income tax rates is as follows:
                Tax at Federal Statutory income tax rates       $          0  $          0
                                                                ------------  ------------

            See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

NOTE 3      INCOME TAXES (CONTINUED)

                                                                 2000           1999
                                                             ------------   ------------
                Deferred income tax assets and liabilities
                 reflect the impact of temporary differences
                 between amounts of assets and liabilities
                 for financial reporting purposes and the
                 basis of such assets and liabilities as
                 measured by tax laws.
                       The net deferred tax assets is:       $          0   $          0
                                                             ------------   ------------
                       The net deferred tax liability is:    $          0   $          0
                                                             ------------   ------------

            Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities included the following:

                                                       Deferred Tax
                                                ---------------------------
                                                   Assets       Liabilities
                                                ------------   ------------

                Net operating loss              $     16,850   $          0
                Valuation allowance                   16,850              0
                                                ------------   ------------

                Total deferred taxes            $          0   $          0
                                                ============   ============

            A reconciliation of the valuation allowance is as follows:

                                                    2000           1999
                                                ------------   ------------

                Balance, beginning of year      $     11,636   $     11,466
                Addition for the year                  5,214            170
                                                ------------   ------------

                Balance, end of year            $     16,850   $     11,636
                                                ============   ============

NOTE 4      NET OPERATING LOSS CARRYFORWARD

            The company has the following net operating loss carryforwards at March 31, 2000

                      Year Ended                Amount        Expiration Date
                 -------------------       ---------------   ------------------

                    March 31, 1994         $         2,770     March 31, 2009
                    March 31, 1995                   1,034     March 31, 2010
                    March 31, 1996                   1,072     March 31, 2011
                    March 31, 1997                  25,857     March 31, 2012
                    March 31, 1998                  31,567     March 31, 2018
                    March 31, 1999                   1,134     March 31, 2019
                    March 31, 2000                  30,186     March 31, 2020
                                           ---------------

                                           $        93,620
                                           ===============

                See Accompanying Notes and Independent Auditors' Report.

                   UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999

NOTE 4      NET OPERATING LOSS CARRYFORWARD (CONTINUED)

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

NOTE 7      DEVELOPMENT STAGE OPERATIONS

            As of March 31, 2000, the company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            The company has expensed $107,758 of development costs for the period from June 27, 1988 (date of inception) to March 31, 2000.

NOTE 8      GOING CONCERN

            These financial statements are presented on the basis that the company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The company has incurred development losses of $107,758 from inception and has no subsidiaries to generate income. These factors raise doubt as to the company's ability to continue as a going concern.

NOTE 9      SUBSEQUENT EVENT

            On September 30, 2000, the company converted $29,000 of accounts payable into 8,930,000 shares of common stock.

                See Accompanying Notes and Independent Auditors' Report.