Form 10KSB
period 2000-12-31
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-05-16
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________.

                        Commission File Number: 33-29340

                     UNIVERSAL SERVICES & ACQUISITIONS, INC.
                 (Name of Small Business Issuer in its charter)

         Colorado                                         84-1100774
         --------                                         ----------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification Number)

             21800 Oxnard Street Suite 440, Woodland Hills CA 91367
             ------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

Issuer's telephone number: (818) 598-6780
                           ---------------

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

Check if there is no disclosure of delinquent filers to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |_|

State Issuer's Revenues for its most recent fiscal year: $0

The number of shares outstanding of the Company's $.001 Par Value Common Stock, as of December 31, 2000 were 22,325,500. The aggregate number of shares of the voting stock held by non-affiliates on January 9, 2000 was 2,232,500. The Company's common stock is not publicly traded.

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

The Company has authorized a total of 100,000,000 shares of common stock, par value $.001. The Company has authorized a total of 40,000,000 shares of preferred stock, par value $.001 and presently has no shares of preferred stock issued and outstanding. As of December 31, 2000, the Company estimates there were 30 "holders of record" of its common stock and estimates that there are approximately 35 beneficial shareholders of its common stock.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has been inactive and dormant for the past several years and since inception has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of approximately $50,000 from a public offering conducted in 1991. The Company's balance sheet as of December 31, 2000 reflects limited assets and limited liabilities. Further, there exists no agreements or understandings with regard to loan agreements by or with the Officers, Directors, principals, affiliates or shareholders of the Company. As of December 31, 2000, the Company had no working capital.

The Company will attempt to carry out its plan of business as discussed above. The Company cannot predict to what extent its lack of liquidity and capital resources will hinder its business plan prior to the consummation of a business combination.

RESULTS OF OPERATIONS

During the period from June 27, 1988 (inception) through December 31, 2000, the Company engaged in limited operations and sought out potential merger candidates. The only revenues received by the Company during this period was approximately $14,000 in interest income.

The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may operate at a loss after completing a business combination, depending upon the performance of the acquired business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition, changes in financial condition and results of operations of the Company for the fiscal years ended December 31, 2000 and March 31, 2000 should be read in conjunction with the financial statements of the Company and related notes included therein.

For the years ended December 31, 2000 and March 31, 2000, the Company had no revenues. For the year ended December 31, 2000, the Company had expenses of $2,209 compared to expenses of approximately $30,186 at March 31, 2000. The Company's expenses consisted primarily of development costs and general and administrative expenses. The net loss for the year ended December 31, 2000 was ($2,209) or nil per share of common stock. The net loss for the year ended March 31, 2000 was ($30,186) or ($.01) per share of common stock.

At March 31, 2000, shareholder equity (deficit) was ($35,152) compared to shareholder equity (deficit) of ($8,362) at December 31, 2000.

Liquidity and Capital Resources

At March 31, 2000 and December 31, 2000, the Company had no working capital. The Company had no assets at December 31, 2000 and had assets of $43 at March 31, 2000. At December 31, 2000 and March 31, 2000, the Company had current liabilities of approximately $8,400 and $35,000, respectively.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the year ended December 31, 2000. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance. During the year ended December 31, 2000, the following persons were officers, directors and more than ten-percent shareholders of the Company's common stock:

Name                    Position                                   Filed Reports
----

Charles Smith           Director                                   No
Mehrdad Alborz          Director, President                        No
Christopher Burnell     Director                                   No

Item 11. Security Ownership of Certain Beneficial Owners and Management.

There were 22,325,000 shares of the Company's common stock issued and outstanding on December 31, 2000. No preferred shares were issued and outstanding at December 31, 2000. The following tabulates holdings of shares of the Company by each person who, subject to the above, at the date of this Report, holds or record or is known by Management to own beneficially more than five percent (5%) of the Common Shares of the Company and, in addition, by all directors and officers of the Company individually and as a group.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Financial Statements and Schedules

The following financial statements and schedules are filed as part of this report:

Independent Auditors' Report dated January 10, 2001
Balance Sheet
Statement of Operations
Statement of Changes in Stockholders' Equity (Deficit)
Statements of Cash Flows
Notes to Financial Statements

List of Exhibits

The following exhibits are filed with this report.

Financial Statements.

(b) There were no Reports filed on Form 8-K during the fourth quarter of the Company's fiscal year ended December 31, 2000.

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

February 22, 2001                      UNIVERSAL SERVICES AND ACQUISITIONS, INC.


                                       /s/ Mehrdad Alborz
                                       -----------------------------------------
                                       Mehrdad Alborz, CEO, CFO, Director


                                       /s/ Charles Smith
                                       -----------------------------------------
                                       Charles Smith, Director


                                       /s/ Christopher Burnell
                                       -----------------------------------------
                                       Christopher Burnell, Director

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                      DECEMBER 31, 2000 AND MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT AUDITORS' REPORT.........................................        1

FINANCIAL STATEMENTS

      Balance Sheets.................................................        2

      Statements of Operations.......................................        3

      Statement of Stockholders' Equity (Deficit)....................      4 - 5

      Statements of Cash Flows.......................................      6 - 7

      Notes to Financial Statements..................................     8 - 11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Universal Services and Acquisitions, Inc. (A Nevada Corporation) as of December 31, 2000 and March 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the nine month period ended December 31, 2000 and the twelve month period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal Services and Acquisitions, Inc. as of December 31, 2000 and March 31, 2000 and the results of its operations and its cash flows for the nine month period ended December 31, 2000 and the twelve month period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company incurred net losses of $ 109,967 from inception and needs additional working capital. These factors raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


Moffitt & Company, P.C.
Scottsdale, Arizona

January 10, 2001

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      DECEMBER 31, 2000 AND MARCH 31, 2000

                                     ASSETS

                                                       December 31,   March 31,
                                                           2000         2000
                                                         ---------    ---------

CURRENT ASSETS
   Cash and cash equivalents                             $       0    $      43
                                                         =========    =========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                      $   8,362    $   5,000
   Accounts payable, related entity                              0       30,195
                                                         ---------    ---------

          TOTAL CURRENT LIABILITIES                          8,362       35,195
                                                         ---------    ---------

STOCKHOLDERS' (DEFICIT)
   Preferred stock, par value $0.001 per share
      Authorized - 40,000,000 shares
      Issued and outstanding - 0 - shares                        0            0
   Common stock, par value $0.001 per share
      Authorized 100,000,000 shares
      Issued and outstanding
        December 31, 2000 - 22,325,000 shares               22,325            0
        December 31, 1999 - 2,232,500 shares                     0        2,233
   Paid in capital in excess of par value of stock          79,280       70,373
   Deficit accumulated during the development
      stage                                               (109,967)    (107,758)
                                                         ---------    ---------

        TOTAL STOCKHOLDERS'  (DEFICIT)                      (8,362)     (35,152)
                                                         ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          (DEFICIT)                                      $       0    $      43
                                                         =========    =========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000,
                  THE TWELVE MONTH PERIOD ENDED MARCH 31, 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                              Nine Month    Twelve Month  June 27, 1988
                                                Period         Period        (Date of
                                                 Ended          Ended      Inception) to
                                             December 31,     March 31,    December 31,
                                                 2000           2000           2000
                                             -----------    ------------  --------------
REVENUE - INTEREST INCOME                    $         0    $         0    $    14,737
                                             -----------    -----------    -----------

EXPENSES
       General and administrative expenses         2,209              0          2,209
       Development costs                               0         30,186        122,495
                                             -----------    -----------    -----------

                TOTAL EXPENSES                     2,209         30,186        124,704
                                             -----------    -----------    -----------

NET (LOSS)                                   $    (2,209)   $   (30,186)   $  (109,967)
                                             ===========    ===========    ===========

NET (LOSS) PER COMMON SHARE

       Basic and diluted                     $      (.00)   $      (.01)
                                             ===========    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

        Basic and diluted                      7,255,625      2,232,500
                                             ===========    ===========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

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

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 2000

                                                                                 Paid in     Deficit
                                                                               Capital in  Accumulated
                               Preferred Stock            Common Stock          Excess of  During the
                           -----------------------   -----------------------    Par Value  Development
                             Shares        Amount      Shares       Amount      of Stock      Stage
                           ----------   ----------   ----------   ----------   ----------   ----------

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995             0   $        0            0   $        0   $        0   $   (1,072)
                           ----------   ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1995             0            0    2,232,500        2,233       68,373      (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996             0            0            0            0            0      (25,857)
                           ----------   ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1996             0            0    2,232,500        2,233       68,373      (42,547)

CAPITAL CONTRIBUTION                0            0            0            0        2,000            0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997             0            0            0            0            0      (31,567)
                           ----------   ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1997             0            0    2,232,500        2,233       70,373      (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998             0            0            0            0            0       (2,324)
                           ----------   ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1998             0            0    2,232,500        2,233       70,373      (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999             0            0            0            0            0       (1,134)
                           ----------   ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 1999             0            0    2,232,500        2,233       70,373      (77,572)

NET (LOSS) FOR THE YEAR
    ENDED MARCH 31, 2000            0            0            0            0            0      (30,186)
                           ----------   ----------   ----------   ----------   ----------   ----------

BALANCE, MARCH 31, 2000             0            0    2,232,500        2,233       70,373     (107,758)

COMMON STOCK ISSUED
   FOR SERVICES
   SEPTEMBER 30, 2000               0            0   20,092,500       20,092        8,907            0

NET (LOSS) FOR THE NINE
    MONTH PERIOD ENDED
    DECEMBER 31, 2000               0            0            0            0            0       (2,209)
                           ----------   ----------   ----------   ----------   ----------   ----------

BALANCE,
   DECEMBER 31, 2000                0   $        0   22,325,000   $   22,325   $   79,280   $ (109,967)
                           ==========   ==========   ==========   ==========   ==========   ==========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000,
                  THE TWELVE MONTH PERIOD ENDED MARCH 31, 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                                         Nine Month   Twelve Month June 27, 1988
                                                           Period        Period      (Date of
                                                            Ended         Ended    Inception) to
                                                        December 31,    March 31,  December 31,
                                                            2000          2000         2000
                                                        -----------   ------------ -------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                         $  (2,209)   $ (30,186)   $(109,967)
       Adjustments to reconcile net (loss) to net
          cash provided (used) by operating activities:
             Common stock issued for services                29,000            0       29,000
             Allowance for doubtful accounts                      0            0       50,000
             Amortization                                         0            0          500
       Changes in operating assets and liabilities:
          Accounts payable                                  (26,834)      30,229        8,361
                                                          ---------    ---------    ---------

                NET CASH PROVIDED (USED)
                   BY OPERATING ACTIVITIES                      (43)          43      (22,106)
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Loan to merger candidate                                   0            0      (50,000)
       Acquisition of organization costs                          0            0         (500)
                                                          ---------    ---------    ---------

                NET CASH (USED) BY
                   INVESTING ACTIVITIES                           0            0      (50,500)
                                                          ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                     0            0       97,250
       Offering costs incurred                                    0            0      (24,644)
                                                          ---------    ---------    ---------

                NET CASH PROVIDED BY
                   FINANCING ACTIVITIES                           0            0       72,606
                                                          ---------    ---------    ---------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                    (43)          43            0

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           43            0            0
                                                          ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $       0    $      43    $       0
                                                          =========    =========    =========

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
               FOR THE NINE MONTH PERIOD ENDED DECEMBER 31, 2000,
                  THE TWELVE MONTH PERIOD ENDED MARCH 31, 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO DECEMBER 31, 2000

                                           Nine Month   Twelve Month  June 27, 1988
                                             Period        Period       (Date of
                                              Ended         Ended     Inception) to
                                          December 31,    March 31,   December 31,
                                              2000          2000          2000
                                          ------------  ------------  -------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

   Interest paid                            $     0       $     0        $     0
                                            =======       =======        =======

   Taxes paid                               $     0       $     0        $   132
                                            =======       =======        =======

NON-CASH INVESTING AND
 FINANCING ACTIVITIES

   Issuance of common stock for services    $29,000       $     0        $29,000
                                            =======       =======        =======

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Organization and Nature of Business

            The Company was incorporated under the laws of the state of Colorado on June 27, 1988 for the purpose of acquiring subsidiary companies. On September 30, 2000, the Company issued 20,092,500 shares of common stock to Stein's Holdings, Inc. and became a 90% owned subsidiary of Stein's. The Company then changed its year-end to December 31, 2000 to conform to the year- end of Stein's Holdings, Inc.

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

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

            Disclosure About Fair Value of Financial Instruments

            The Company estimates that the fair value of all financial instruments at December 31, 2000 and March 31, 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of December 31, 2000, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principle activities have not commenced, or have commenced and have not yet produced significant revenue.

            The Company expensed development costs as follows:

                  Twelve month period ended March 31, 2000            $   30,186
                  Period from June 27, 1988 (date of inception) to
                     December 31, 2000                                $  122,495

NOTE 3      INCOME TAXES

            Significant components of the Company's deferred tax assets and liabilities are as follows as of December 31, 2000 and March 31, 2000:

                                                     December 31,     March 31,
                                                         2000           2000
                                                     ------------   ------------

            Deferred tax assets
              Net operating losses carryforward      $     17,250   $     16,850

              Less valuation allowance                     17,250         16,850
                                                     ------------   ------------

              Net deferred tax assets                $          0   $          0
                                                     ============   ============

            Deferred tax liabilities                 $          0   $          0
                                                     ============   ============

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 3      INCOME TAXES (CONTINUED)

                                                     December 31,     March 31,
                                                         2000           1999
                                                     ------------   ------------

      A reconciliation of the valuation allowance is as follows:

         Balance at beginning of year                $     16,850   $     11,636

         Addition for year - net operating loss               400          5,214
                                                     ------------   ------------

         Balance at end of year                      $     17,250   $     16,850
                                                     ============   ============

NOTE 4      NET OPERATING LOSS CARRYFORWARD

            The Company has the following net operating loss carryforwards at December 31, 2000:

               Year Ended                   Amount              Expiration Date
            -----------------             ----------           -----------------

             March 31, 1994               $    2,770            March 31, 2009
             March 31, 1995                    1,034            March 31, 2010
             March 31, 1996                    1,072            March 31, 2011
             March 31, 1997                   25,857            March 31, 2012
             March 31, 1998                   31,567            March 31, 2018
             March 31, 1999                    1,134            March 31, 2019
             March 31, 2000                   30,186            March 31, 2020
            December 31, 2000                  2,209           December 31, 2020
                                          ----------

                                          $   95,829
                                          ==========

            Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards prior to their expiration.

NOTE 5      STOCK WARRANTS

            The Company had outstanding A warrants and B warrants in the amounts of 10,465,000 and 3,732,500, respectively. The A warrants entitled holders to purchase one share of the Company's $.001 par value common stock for $.25 per share and expired on December 31, 1999. The B warrants entitle holders to purchase one share of the Company's $.001 par value common stock for $.40 per share and expired on December 31, 2000.

            As of December 31, 2000, all of the warrants have expired.

            See Accompanying Notes and Independent Auditors' Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6      PREFERRED STOCK

            No rights or preferences have been assigned to the preferred stock.

NOTE 7      GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $109,967 from inception. In addition, the Company has abandoned all development activities and has no assets. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

            Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate.

            See Accompanying Notes and Independent Auditors' Report.