Form 10QSB
period 2001-06-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-08-14
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       or

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

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. []Yes[]No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date:

      Class                                         Outstanding at June 30, 2001
Common Stock, $.001                                       22,325,000 shares
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-K for the year ended March 31, 2001 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

There were no material changes in financial condition in the current quarter. The Company has no working capital to meet the obligations of identifying and evaluating prospective merger candidates.

Results of Operations

There were no material changes in the results of operations as compared with the corresponding period of the previous year.

The Company had no revenues. The Company incurred general and administrative expenses relating to its reporting requirements under federal securities law during the current quarter.

The Company realized a net loss of ($6,537) from operations for the three month period ended June 30, 2001 compared to a net loss of ($490) for the three month period ended June 30, 2000. For the three month periods ended June 30, 2001 and June 30, 2000, the Company had no revenue. The net loss per share for the three month periods ended June 30, 2001 and 2000 was nil.

The Company had general and administrative expenses of $31,630 for the six month period ended June 30, 2001 compared to general and administrative costs and expenses of $29,768 for the six month period ended June 30, 2000. For the six month periods ended June 30, 2001 and 2000 the Company had no revenues.

The Company had no assets at June 30, 2001 and 2000. The Company's liabilities at June 30, 2001 were approximately $40,000 compared to liabilities of approximately $8,400 at June 30, 2000. The increase is attributable to the Company's incurring legal and accounting fees to bring the Company current in its reporting obligations.

Total shareholders' equity increased from a deficit of ($8,362) at June 30, 2000 to a ($39,992) at June 30, 2001.

Liquidity and Capital Resources

As of June 30, 2001 and 2000, the Company had no working capital. The Company does not have adequate working capital for its operations and is seeking a potential merger candidate.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended June 30, 2001. Further, inflation is not expected to have any significant effect on future operations of the Company.

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

                                        UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date August 8, 2001                     /s/ Charles Smith
                                        ---------------------------------
                                        Charles Smith, CEO, CFO

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT................................      1

FINANCIAL STATEMENTS

       Balance Sheets.................................................      2

       Statements of Operations.......................................      3

       Statement of Stockholders' (Deficit)...........................    4 - 6

       Statements of Cash Flows.......................................    7 - 8

       Notes to Financial Statements..................................   9 - 11

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of June 30, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the six months ended June 30, 2001 and 2000, and for the period from June 27, 1988 (date of inception) to June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Universal Services and Acquisitions, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company incurred net losses of $141,597 from inception, has no assets and has abandoned all development programs. These factors raise doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

We have audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Universal Services and Acquisitions, Inc. as of December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the year then ended (not presented herein); and in our report dated January 10, 2001 we expressed an unqualified opinion on those financial statements, with an additional comment that there were conditions which raised substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


Moffitt & Company, P.C.
Scottsdale, Arizona

August 7, 2001

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                  June 30,        December 31,
                                                                    2001             2000
                                                                (Unaudited)        (Audited)
                                                               --------------    --------------
CURRENT ASSETS
       Cash and cash equivalents                               $            0    $            0
                                                               ==============    ==============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                        $       34,116    $        8,362
       Accounts payable, related entity                                 5,876                 0
                                                               --------------    --------------

              TOTAL CURRENT LIABILITIES                                39,992             8,362
                                                               --------------    --------------

STOCKHOLDERS' (DEFICIT)
       Preferred stock, par value $0.001 per share
          Authorized - 40,000,000 shares
          Issued and outstanding - 0 - shares                               0                 0
       Common stock, par value $0.001 per share
          Authorized 100,000,000 shares
          Issued and outstanding  - 22,325,000 shares                  22,325            22,325
       Paid in capital in excess of par value of stock                 79,280            79,280
       Deficit accumulated during the development
          stage                                                      (141,597)         (109,967)
                                                               --------------    --------------

            TOTAL STOCKHOLDERS' (DEFICIT)                             (39,992)           (8,362)
                                                               --------------    --------------

            TOTAL LIABILITIES AND STOCKHOLDERS'
              (DEFICIT)                                        $            0    $            0
                                                               ==============    ==============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                                         June 27, 1988
                                                                                                           (Date of
                                                  Six Months Ended               Six Months Ended        Inception) to
                                                       June 30,                      June 30,               June 30,
                                             ---------------------------    ---------------------------    ---------
                                                 2001            2000           2001            2000          2001
                                             ------------    -----------    ------------    -----------    ---------
REVENUE - INTEREST INCOME                    $          0    $         0    $          0    $         0    $  14,737
                                             ------------    -----------    ------------    -----------    ---------

EXPENSES
       General and administrative expenses          6,537              0          31,630              0       33,839
       Development costs                                0            490               0         29,768      122,495
                                             ------------    -----------    ------------    -----------    ---------

                  TOTAL EXPENSES                    6,537            490          31,630         29,768      156,334
                                             ------------    -----------    ------------    -----------    ---------

NET (LOSS)                                   $     (6,537)   $      (490)   $    (31,630)   $   (29,768)   $(141,597)
                                             ============    ===========    ============    ===========    =========
NET (LOSS) PER COMMON SHARE

       Basic and diluted                     $       (.00)   $      (.00)   $       (.00)   $      (.02)
                                             ============    ===========    ============    ===========

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING

         Basic and diluted                     22,325,000      2,232,500      22,325,000      2,232,500
                                             ============    ===========    ============    ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 2001

                                                                                           Paid in        Deficit
                                                                                         Capital in     Accumulated
                                  Preferred Stock                Common Stock             Excess of     During the
                            ---------------------------   ---------------------------     Par Value     Development
                               Shares         Amount         Shares        Amount         of Stock         Stage
                            ------------   ------------   ------------   ------------   ------------   ------------
AT DATE OF INCEPTION                   0   $          0              0   $          0   $          0   $          0

ISSUANCE OF COMMON
  STOCK FOR CASH
  $.01 - JUNE 27, 1988                 0              0      1,500,000          1,500         20,500              0

NET INCOME FOR THE
  PERIOD ENDED
  MARCH 31, 1989                       0              0              0              0              0            538
                            ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1989                0              0      1,500,000          1,500         20,500            538

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1990                 0              0              0              0              0         (2,128)
                            ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1990                0              0      1,500,000          1,500         20,500         (1,590)
ISSUANCE OF COMMON
  STOCK FOR CASH
  $.10 - MARCH 31, 1991,
  NET OF COSTS OF $24,646              0              0        732,500            733         47,873              0

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1991                 0              0              0              0              0         (6,415)
                            ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1991                0              0      2,232,500          2,233         68,373         (8,005)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1992                 0              0              0              0              0         (3,809)
                            ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1992                0              0      2,232,500          2,233         68,373        (11,814)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1993                 0              0              0              0              0         (2,770)
                            ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1993                0              0      2,232,500          2,233         68,373        (14,584)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1994                 0              0              0              0              0         (1,034)
                            ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1994                0              0      2,232,500          2,233         68,373        (15,618)

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 2001

                                                                                         Paid in         Deficit
                                                                                        Capital in     Accumulated
                                 Preferred Stock                Common Stock            Excess of       During the
                           ---------------------------   ---------------------------    Par Value      Development
                              Shares         Amount         Shares         Amount        of Stock         Stage
                           ------------   ------------   ------------   ------------   ------------   ------------
NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1995               0   $          0              0   $          0   $          0   $     (1,072)
                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1995               0              0      2,232,500          2,233         68,373        (16,690)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1996               0              0              0              0              0        (25,857)
                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1996               0              0      2,232,500          2,233         68,373        (42,547)

CAPITAL CONTRIBUTION                  0              0              0              0          2,000              0

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1997               0              0              0              0              0        (31,567)
                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1997               0              0      2,232,500          2,233         70,373        (74,114)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1998               0              0              0              0              0         (2,324)
                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1998               0              0      2,232,500          2,233         70,373        (76,438)

NET (LOSS) FOR THE YEAR
   ENDED MARCH 31, 1999               0              0              0              0              0         (1,134)
                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1999               0              0      2,232,500          2,233         70,373        (77,572)

NET (LOSS) FOR THE YEAR
    ENDED MARCH 31, 2000              0              0              0              0              0        (30,186)
                           ------------   ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 2000               0              0      2,232,500          2,233         70,373       (107,758)

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                TO JUNE 30, 2001

                                                                                         Paid in        Deficit
                                                                                       Capital in     Accumulated
                                Preferred Stock                Common Stock             Excess of     During the
                          ---------------------------   ---------------------------     Par Value     Development
                             Shares         Amount         Shares        Amount         of Stock         Stage
                          ------------   ------------   ------------   ------------   ------------   ------------
COMMON STOCK ISSUED
   FOR SERVICES
   SEPTEMBER 30, 2000                0   $          0     20,092,500   $     20,092   $      8,907   $          0

NET (LOSS) FOR THE NINE
    MONTH PERIOD ENDED
    DECEMBER 31, 2000                0              0              0              0              0         (2,209)
                          ------------   ------------   ------------   ------------   ------------   ------------
BALANCE,
   DECEMBER 31, 2000                 0   $          0     22,325,000   $     22,325         79,280       (109,967)

NET (LOSS) FOR THE SIX
    MONTHS ENDED
    JUNE 30, 2001                    0              0              0              0              0        (31,630)
                          ------------   ------------   ------------   ------------   ------------   ------------

BALANCE,
   JUNE 30, 2001                     0   $          0     22,325,000   $     22,325   $     79,280   $   (141,597)
                          ============   ============   ============   ============   ============   ============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                                     June 27, 1988
                                                            Six Months Ended           (Date of
                                                                June 30,             Inception) to
                                                      ----------------------------      June 30,
                                                          2001            2000            2001
                                                      ------------    ------------    ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
       Net (loss)                                     $    (31,630)   $    (29,768)   $   (141,597)
       Adjustments to reconcile net (loss) to net
          cash (used) by operating activities:
             Common stock issued for services                    0               0          29,000
             Allowance for doubtful accounts                     0               0          50,000
             Amortization                                        0               0             500
       Changes in operating assets and liabilities:
          Accounts payable                                  31,630         (29,709)         39,991
                                                      ------------    ------------    ------------
                  NET CASH (USED) BY
                     OPERATING ACTIVITIES                        0             (59)        (22,106)
                                                      ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Loan to merger candidate                                  0               0         (50,000)
       Acquisition of organization costs                         0               0            (500)
                                                      ------------    ------------    ------------
         NET CASH (USED) BY
                     INVESTING ACTIVITIES                        0               0         (50,500)
                                                      ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                    0               0          97,250
       Offering costs incurred                                   0               0         (24,644)
                                                      ------------    ------------    ------------

                  NET CASH PROVIDED BY
                     FINANCING ACTIVITIES                        0               0          72,606
                                                      ------------    ------------    ------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                              0             (59)              0

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                           0              92               0
                                                      ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                      $          0    $         33    $          0
                                                      ============    ============    ============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                      (DATE OF INCEPTION) TO JUNE 30, 2001

                                                                            June 27, 1988
                                                     Six Months Ended          (Date of
                                                         June 30,            Inception) to
                                               ------------   ------------      June 30,
                                                   2001           2000           2001
                                               ------------   ------------   ------------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

       Interest paid                           $          0   $          0   $          0
                                               ============   ============   ============

       Taxes paid                              $          0   $          0   $        132
                                               ============   ============   ============

NON-CASH INVESTING AND
   FINANCING ACTIVITIES

       Issuance of common stock for services   $          0   $          0   $     29,000
                                               ============   ============   ============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

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

            Accounting Estimates

            Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used.

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

            Disclosure About Fair Value of Financial Instruments

            The Company estimates that the fair value of all financial instruments at June 30, 2001 and 2000 as defined in FASB 107, does not differ materially from the aggregate carrying values of its

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2      DEVELOPMENT STAGE OPERATIONS

            As of June 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

            The Company expensed development costs of $122,495 for the period from June 27, 1988 (date of inception) to June 30, 2001.

NOTE 3      INCOME TAXES

            Significant components of the Company's deferred tax assets are as follows as of June 30, 2001 and 2000:

                                                             June 30,  June 30,
                                                               2001      2000
                                                             -------   -------

Deferred tax assets
       Net operating losses carryforward                     $23,000   $16,850

       Less valuation allowance                               23,000    16,850
                                                             -------   -------

       Net deferred tax assets                               $     0   $     0
                                                             =======   =======

A reconciliation of the valuation allowance is as follows:

       Balance at beginning of period                        $17,250   $11,772

       Addition - net operating loss                           5,700     5,078
                                                             -------   -------

       Balance at end of period                              $22,950   $16,850
                                                             =======   =======

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

NOTE 4      NET OPERATING LOSS CARRYFORWARD

            The Company has the following net operating loss carryforwards at June 30, 2001:

               Year Ended           Amount             Expiration Date
            -----------------     ----------          -----------------

             March 31, 1994       $    2,770           March 31, 2009
             March 31, 1995            1,034           March 31, 2010
             March 31, 1996            1,072           March 31, 2011
             March 31, 1997           25,857           March 31, 2012
             March 31, 1998           31,567           March 31, 2018
             March 31, 1999            1,134           March 31, 2019
             March 31, 2000           30,186           March 31, 2020
            December 31, 2000          2,209          December 31, 2020

              June 30, 2001           31,630          December 31, 2021
                                   ---------

                                   $ 127,459
                                   =========

            Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards prior to their expiration.

NOTE 5      PREFERRED STOCK

            No rights or preferences have been assigned to the preferred stock.

NOTE 6      GOING CONCERN

            These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $141,597 from inception. In addition, the Company has abandoned all development activities and has no assets. These factors raise doubt as to the Company's ability to continue as a going concern.

            Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate.

NOTE 7      UNAUDITED FINANCIAL INFORMATION

            The accompanying financial information as of June 30, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.


       See Accompanying Notes and Independent Accountants' Review Report.