Form 10QSB
period 2001-09-30
UNIVERSAL SERVICES & ACQUISITIONS INC
filed 2001-11-08
CIK 852132

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2001

                                       or

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

            Class                        Outstanding at September 30, 2001
     Common Stock, $.001                         22,325,000 shares
          par value                             -----------------
                                              Outstanding Securities

Transitional Small Business Disclosure Format (check one): Yes |_| No|X|

UNIVERSAL SERVICES & ACQUISITIONS, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Financial statements are unaudited and included herein beginning on page F1 and are incorporated herein by this reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for disclosures that report the Company's historical results, the statements set forth in this section are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements. Additional information concerning factors that may cause actual results to differ materially from those in the forward-looking statements are in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 and in the Company's other filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements or comments on the reasons why actual results may differ therefrom.

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

On November 1, 2001, the Company completed its acquisition of Universal Medical Alliance ("UMA"), a Nevada corporation. UMA was organized in August, 2001, and is developing a group purchasing organization as well as intending to operate as an inventory management solution provider for office-based physicians, to assist them in managing their medical supplies inventories. As part of the reverse acquisition of UMA, the Company approved a twenty two-to-one reverse stock split and approved the change of its name to "Universal Medical Alliance Corp.," which name change shall be completed shortly. UMA's shareholders were issued 9,000,000 shares of the Company's common stock in restricted form. Stein's is due to receive $400,000 from this transaction as reimbursement for its expenses in this transaction. Also as part of this transaction, the Company appointed a new Board of Directors consisting of Philip Kramer, Peter S. Muffoletto, and Troy A. Budgen. Mr. Kramer has been appointed President and Peter S. Muffoletto has been appointed Secretary and Treasurer.

Results of Operations

The Company had no operating revenues, however, it earned interest on its cash accounts.

The Company realized a net loss of ($4,523) from operations for the three month period ended September 30, 2001 compared to a net loss of ($30) for the three month period ended September 30, 2000. The difference is primarily attributable to the Company's expenses in complying with its reporting requirements under the

1934 Securities Exchange Act. For the three month periods ended September 30, 2001 and September 30, 2000, the Company had no revenue. The net loss per share for the three month periods ended September 30, 2001 and September 30, 2000 was nil.

The Company realized a net loss of ($36,153) from operations for the six month period ended September 30, 2001 compared to a net loss of ($40) for the six month period ended September 30, 2000. The difference is primarily attributable to the Company's expenses in complying with its reporting requirements under the 1934 Securities Exchange Act. For the six month period ended September 30, 2001 and September 30, 2000, the Company had no revenues. The net loss per share for the six month periods ended September 30, 2001 and September 30, 2000 was nil.

The Company had general and administrative costs of $4,523 for the three month period ended September 30, 2001 compared to development costs of $30 for the three month period ended September 30, 2000.

The Company had no assets at September 30, 2001 and December 31, 2000. The Company's liabilities at September 30, 2001 were approximately $45,000 compared to liabilities of approximately $8,400 at December 31, 2000.

Total shareholder equity increased from a deficit of ($109,967) at December 31, 2000 to a deficit of ($146,120) at September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2001 and December 31, 2000, the Company had no working capital. The Company did not have adequate working capital for its operations.

Effect of Inflation

Inflation did not have any significant effect on the operations of the Company during the three months ended September 30, 2001. Given recent events, the Company cannot predict what effect inflation will have on its proposed operations in the future. At the present time. inflation is not expected to have any significant effect on future operations of the Company. However, that is subject to change due to economic and other factors beyond the control of the Company.

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

                                    UNIVERSAL SERVICES & ACQUISITIONS, INC.


Date October 23, 2001               /s/Charles Smith
                                    ---------------------------------
                                    Charles Smith, CEO, CFO

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                  FINANCIAL STATEMENTS
                                   SEPTEMBER 30, 2001

                                    TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

INDEPENDENT ACCOUNTANTS' REVIEW REPORT ..................................   1

FINANCIAL STATEMENTS

       Balance Sheets ...................................................   2

       Statements of Operations .........................................   3

       Statement of Stockholders' (Deficit) ............................. 4 - 6

       Statements of Cash Flows ......................................... 7 - 8

       Notes to Financial Statements .................................... 9 - 12

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

To the Board of Directors and Stockholders
Universal Services and Acquisitions, Inc.
(A Development Stage Company)

We have reviewed the accompanying balance sheet of Universal Services and Acquisitions, Inc. as of September 30, 2001, and the related statements of operations, stockholders' (deficit) and cash flows for the three and nine months ended September 30, 2001 and 2000 and for the period from June 27, 1988 (date of inception) to September 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of management of Universal Services and Acquisitions, Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company incurred net losses of $146,120 from inception, has no revenue or assets and has abandoned all development programs. These factors raise doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

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


Moffitt & Company, P.C.
Scottsdale, Arizona

October 23, 2001

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                    September 30,     December 31,
                                                         2001            2000
                                                     (Unaudited)       (Audited)
                                                    -------------    -------------
CURRENT ASSETS
  Cash and cash equivalents                         $           0    $           0
                                                    =============    =============

                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                  $      38,540    $       8,362
  Accounts payable, related entity                          5,975                0
                                                    -------------    -------------

     TOTAL CURRENT LIABILITIES                             44,515            8,362
                                                    -------------    -------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $0.001 per share
    Authorized - 40,000,000 shares
    Issued and outstanding - 0 - shares                         0                0
  Common stock, par value $0.001 per share
    Authorized 100,000,000 shares
    Issued and outstanding  - 22,325,000 shares            22,325           22,325
  Paid in capital in excess of par value of stock          79,280           79,280
  Deficit accumulated during the development
    stage                                                (146,120)        (109,967)
                                                    -------------    -------------

      TOTAL STOCKHOLDERS' (DEFICIT)                       (44,515)          (8,362)
                                                    -------------    -------------

      TOTAL LIABILITIES AND STOCKHOLDERS'
       (DEFICIT)                                    $           0    $           0
                                                    =============    =============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                                                                                     June 27, 1988
                                              Three Months Ended              Nine Months Ended           (Date of
                                                  September 30,                 September 30,           Inception) to
                                          --------------------------    ---------------------------     September 30,
                                              2001           2000           2001            2000            2001
                                          -----------     ----------    -----------     -----------     -------------
REVENUE - INTEREST INCOME                 $         0     $        0    $         0     $         0     $      14,737
                                          -----------     ----------    -----------     -----------     -------------

EXPENSES
   General and administrative expenses          4,523              0         36,153               0            38,362
   Development costs                                0             30              0              40           122,495
                                          -----------     ----------    -----------     -----------     -------------

         TOTAL EXPENSES                         4,523             30         36,153              40           160,857
                                          -----------     ----------    -----------     -----------     -------------

NET (LOSS)                                $    (4,523)    $      (30)   $   (36,153)    $       (40)    $    (146,120)
                                          ===========     ==========    ===========     ===========     =============

NET (LOSS) PER COMMON SHARE

   Basic and diluted                      $      (.00)    $     (.00)   $      (.00)    $      (.00)
                                          ===========     ==========    ===========     ===========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING

   Basic and diluted                       22,325,000      2,232,500     22,325,000       2,232,500
                                          ===========     ==========    ===========     ===========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2001


                                                                                    Paid in       Deficit
                                                                                  Capital in    Accumulated
                                    Preferred Stock          Common Stock          Excess of    During the
                                 ---------------------   ---------------------     Par Value    Development
                                  Shares      Amount      Shares      Amount       of Stock        Stage
                                 ---------   ---------   ---------   ---------    -----------   -----------
AT DATE OF INCEPTION                     0   $       0           0   $       0    $         0   $         0

ISSUANCE OF COMMON
  STOCK FOR CASH
  $.01 - JUNE 27, 1988                   0           0   1,500,000       1,500         20,500             0

NET INCOME FOR THE
  PERIOD ENDED
  MARCH 31, 1989                         0           0           0           0              0           538
                                 ---------   ---------   ---------   ---------    -----------   -----------

BALANCE, MARCH 31, 1989                  0           0   1,500,000       1,500         20,500           538

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1990                   0           0           0           0              0        (2,128)
                                 ---------   ---------   ---------   ---------    -----------   -----------

BALANCE, MARCH 31, 1990                  0           0   1,500,000       1,500         20,500        (1,590)

ISSUANCE OF COMMON
  STOCK FOR CASH
  $.10 - MARCH 31, 1991,
  NET OF COSTS OF $24,646                0           0     732,500         733         47,873             0

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1991                   0           0           0           0              0        (6,415)
                                 ---------   ---------   ---------   ---------    -----------   -----------

BALANCE, MARCH 31, 1991                  0           0   2,232,500       2,233         68,373        (8,005)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1992                   0           0           0           0              0        (3,809)
                                 ---------   ---------   ---------   ---------    -----------   -----------

BALANCE, MARCH 31, 1992                  0           0   2,232,500       2,233         68,373       (11,814)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1993                   0           0           0           0              0        (2,770)
                                 ---------   ---------   ---------   ---------    -----------   -----------

BALANCE, MARCH 31, 1993                  0           0   2,232,500       2,233         68,373       (14,584)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1994                   0           0           0           0              0        (1,034)
                                 ---------   ---------   ---------   ---------    -----------   -----------

BALANCE, MARCH 31, 1994                  0           0   2,232,500       2,233         68,373       (15,618)


       See Accompanying Notes and Independent Accountants' Review Report.

                        UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                    STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
                  FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                                  TO SEPTEMBER 30, 2001

                                                                                 Paid in        Deficit
                                                                                Capital in     Accumulated
                                 Preferred Stock             Common Stock       Excess of      During the
                             -----------------------   -----------------------  Par Value      Development
                               Shares       Amount       Shares       Amount     of Stock         Stage
                             ----------   ----------   ----------   ----------  ----------     -----------
NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1995                0   $        0            0   $        0  $        0      $  (1,072)
                             ----------   ----------   ----------   ----------  ----------      ---------

BALANCE, MARCH 31, 1995               0            0    2,232,500        2,233      68,373        (16,690)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1996                0            0            0            0           0        (25,857)
                             ----------   ----------   ----------   ----------  ----------      ---------

BALANCE, MARCH 31, 1996               0            0    2,232,500        2,233      68,373        (42,547)

CAPITAL CONTRIBUTION                  0            0            0            0       2,000              0

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1997                0            0            0            0           0        (31,567)
                             ----------   ----------   ----------   ----------  ----------      ---------

BALANCE, MARCH 31, 1997               0            0    2,232,500        2,233      70,373        (74,114)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1998                0            0            0            0           0         (2,324)
                             ----------   ----------   ----------   ----------  ----------      ---------

BALANCE, MARCH 31, 1998               0            0    2,232,500        2,233      70,373        (76,438)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 1999                0            0            0            0           0         (1,134)
                             ----------   ----------   ----------   ----------  ----------      ---------

BALANCE, MARCH 31, 1999               0            0    2,232,500        2,233      70,373        (77,572)

NET (LOSS) FOR THE YEAR
  ENDED MARCH 31, 2000                0            0            0            0           0        (30,186)
                             ----------   ----------   ----------   ----------  ----------      ---------

BALANCE, MARCH 31, 2000               0            0    2,232,500        2,233      70,373       (107,758)

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF STOCKHOLDERS' (DEFICIT) (CONTINUED)
              FOR THE PERIOD FROM JUNE 27, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2001

                                                                                Paid in       Deficit
                                                                              Capital in    Accumulated
                               Preferred Stock            Common Stock         Excess of    During the
                          -----------------------   -----------------------    Par Value    Development
                            Shares       Amount       Shares       Amount      of Stock        Stage
                          ----------   ----------   ----------   ----------   -----------   -----------
COMMON STOCK ISSUED
 FOR SERVICES
 SEPTEMBER 30, 2000                0   $        0   20,092,500   $   20,092   $     8,907   $         0

NET (LOSS) FOR THE NINE
 MONTH PERIOD ENDED
 DECEMBER 31, 2000                 0            0            0            0             0        (2,209)
                          ----------   ----------   ----------   ----------   -----------   -----------

BALANCE,
 DECEMBER 31, 2000                 0   $        0   22,325,000   $   22,325        79,280       (109,967)

NET (LOSS) FOR THE NINE
 MONTHS ENDED
 SEPTEMBER 30, 2001                0            0            0            0             0        (36,153)
                          ----------   ----------   ----------   ----------   -----------   ------------

BALANCE,
 SEPTEMBER 30, 2001                0   $        0   22,325,000   $   22,325   $    79,280   $   (146,120)
                          ==========   ==========   ==========   ==========   ===========   ============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                                                         June 27, 1988
                                                    Nine Months Ended      (Date of
                                                      September 30,      Inception) to
                                                 ----------------------  September 30,
                                                    2001         2000        2001
                                                 ---------    ---------  -------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net (loss)                                     $ (36,153)   $     (40)   $(146,120)
  Adjustments to reconcile net (loss) to net
    cash (used) by operating activities:
      Common stock issued for services                   0            0       29,000
      Allowance for doubtful accounts                    0            0       50,000
      Amortization                                       0            0          500
  Changes in operating assets and liabilities:
    Accounts payable                                36,153            0       44,514
                                                 ---------    ---------    ---------
         NET CASH (USED) BY
          OPERATING ACTIVITIES                           0          (40)     (22,106)
                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan to merger candidate                               0            0      (50,000)
  Acquisition of organization costs                      0            0         (500)
                                                 ---------    ---------    ---------
         NET CASH (USED) BY
           INVESTING ACTIVITIES                          0            0      (50,500)
                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                 0            0       97,250
  Offering costs incurred                                0            0      (24,644)
                                                 ---------    ---------    ---------

          NET CASH PROVIDED BY
            FINANCING ACTIVITIES                         0            0       72,606
                                                 ---------    ---------    ---------

NET (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                        0          (40)           0

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     0           43            0
                                                 ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                   $       0    $       3    $       0
                                                 =========    =========    =========

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENTS OF CASH FLOWS (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                      AND FOR THE PERIOD FROM JUNE 27, 1988
                    (DATE OF INCEPTION) TO SEPTEMBER 30, 2001

                                                                          June 27, 1988
                                                Nine Months Ended           (Date of
                                                  September 30,           Inception) to
                                          -----------------------------   September 30,
                                               2001            2000           2001
                                          -------------   -------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION

  Interest paid                           $           0   $           0   $           0
                                          =============   =============   =============

  Taxes paid                              $           0   $           0   $         132
                                          =============   =============   =============

NON-CASH INVESTING AND
 FINANCING ACTIVITIES

  Issuance of common stock for services   $           0   $           0   $      29,000
                                          =============   =============   =============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

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

       Net (Loss) Per Share

       The Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings
       (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with FASB 128, any anti-dilutive effects on net (loss) per share are excluded.

       Disclosure About Fair Value of Financial Instruments

       The Company estimates that the fair value of all financial instruments at September 30, 2001 and December 31, 2000 as defined in FASB 107, does not differ materially from the aggregate

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Disclosure About Fair Value of Financial Instruments (Continued)

       carrying values of its financial instruments recorded in the accompanying balance sheets. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is required in interpreting market data to develop the estimates of fair value, and accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

NOTE 2 DEVELOPMENT STAGE OPERATIONS

       As of September 30, 2001, the Company was in the development stage of operations. According to the Financial Accounting Standards Board of the Financial Accounting Foundation, a development stage company is defined as a company that devotes most of its activities to establishing a new business activity. In addition, planned principal activities have not commenced, or have commenced and have not yet produced significant revenue.

       The Company expensed development costs of $122,495 for the period from June 27, 1988 (date of inception) to September 30, 2001.

NOTE 3 INCOME TAXES

       Significant components of the Company's deferred tax assets are as follows as of September 30, 2001 and 2000:

                                                              September 30,   September 30,
                                                                   2001            2000
                                                              -------------   -------------
Deferred tax assets
    Net operating losses carryforward                         $      23,800   $      16,850

    Less valuation allowance                                         23,800          16,850
                                                              -------------   -------------

    Net deferred tax assets                                   $           0   $           0
                                                              =============   =============

A reconciliation of the valuation allowance is as follows:

    Balance at beginning of period                            $      17,250   $      16,850

    Addition - net operating loss                                     6,550               0
                                                              -------------   -------------

    Balance at end of period                                  $      23,800   $      16,850
                                                              =============   =============

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 4  NET OPERATING LOSS CARRYFORWARD

        The Company has the following net operating loss carryforwards at September 30, 2001:

                  Year Ended          Amount       Expiration Date
             -------------------   -----------    -----------------
                March 31, 1994     $     2,770     March 31, 2009
                March 31, 1995           1,034     March 31, 2010
                March 31, 1996           1,072     March 31, 2011
                March 31, 1997          25,857     March 31, 2012
                March 31, 1998          31,567     March 31, 2018
                March 31, 1999           1,134     March 31, 2019
                March 31, 2000          30,186     March 31, 2020
               December 31, 2000         2,209    December 31, 2020
              September 30, 2001        36,153    December 31, 2021
                                   -----------

                                   $   131,982
                                   ===========

        Future changes in ownership may limit the ability of the Company to utilize its net operating loss carryforwards prior to their expiration.

NOTE 5  PREFERRED STOCK

        No rights or preferences have been assigned to the preferred stock.

NOTE 6  GOING CONCERN

        These financial statements are presented on the basis that the Company is a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred net losses of $146,120 from inception. In addition, the Company has abandoned all development activities and has no assets or revenue. These factors raise doubt as to the Company's ability to continue as a going concern.

        Management's plans to eliminate the going concern situation include but are not limited to seeking a merger candidate.

NOTE 7  UNAUDITED FINANCIAL INFORMATION

        The accompanying financial information as of September 30, 2001 and 2000 is unaudited. In managements opinion, such information includes all normal recurring entries necessary to make the financial information not misleading.

       See Accompanying Notes and Independent Accountants' Review Report.

                    UNIVERSAL SERVICES AND ACQUISITIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

NOTE 8 PROPOSED MERGER

       The Company entered into a proposed merger with Universal Medical Alliance (Universal), a Nevada Corporation. Under the terms of the merger, the Company must record a 22.325 to 1 reverse stock split of its stock so that the outstanding stock would be 1,000,000 common shares. The Company will issue 9,000,000 shares of its common stock for 100% of Universal and Universal will merge into the Company and will then be liquidated. The transaction will be recorded on the Company's books as a "reverse acquisition" whereby Universal will be considered the accounting acquirer.

       As part of the agreement, Universal is obligated to reimburse Stein's Holdings, Inc. $400,000 for its costs in consummating the agreement.

       After the merger, the Company will change its name to Universal Medical Alliance Corporation.

       See Accompanying Notes and Independent Accountants' Review Report.